Form 10-Q
period 2021-06-30
TortoiseEcofin Acquisition Corp. III
filed 2021-08-31
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

TORTOISEECOFIN ACQUISITION CORP. III

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40633	98-1583266
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

6363 College Boulevard Overland Park, KS	66211
(Address of principal executive offices)	(Zip Code)

(913) 981-1020

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fourth of one redeemable warrant	TRTL.U	New York Stock Exchange

Class A Ordinary Shares included as part of the units	TRTL	New York Stock Exchange

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	TRTL WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 31, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021, and for the Period from February 3, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended June 30, 2021 and for the Period from February 3, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 3, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets
Deferred offering costs	$491,729
Total Assets	$491,729

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$197,331
Note payable – related party	185,758
Total current liabilities	383,089
Deferred legal fees	135,000
Total Liabilities	518,089

Commitments and Contingencies

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(51,360)
Total shareholders’ deficit	(26,360)
Total Liabilities and Shareholders’ Deficit	$491,729

(1)

This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture to the extent the over-allotment option is not exercised in full or in part by the underwriters. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021 and as a result, 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period From February 3, 2021 (Inception) Through June 30, 2021
General and administrative expenses	$19,758	$51,360
Loss from operations	(19,758)	(51,360)
Net loss	$(19,758)	$(51,360)

Weighted average shares outstanding, basic and diluted (1)	7,500,000	7,500,000

Basic and diluted net loss per share	$(0.00)	$(0.01)

(1)	This number excludes up to 1,125,000 Class B ordinary shares subject to forfeiture to the extent the over-allotment option is not exercised in full or in part by the underwriters. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021 and as a result, 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S Deficit

For the Three Months Ended June 30, 2021 and for the Period from February 3, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total Shareholder’s
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(31,602)	(31,602)
Balance - March 31, 2021 (unaudited)	-	-	8,625,000	863	24,137	(31,602)	(6,602)
Net loss	-	-	-	-	-	(19,758)	(19,758)
Balance - June 30, 2021 (unaudited)	-	$-	8,625,000	$863	$24,137	$(51,360)	$(26,360)

(1)

This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture to the extent the over-allotment option is not exercised in full or in part by the underwriters. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021 and as a result, 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 3, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(51,360)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	3,944
Changes in operating assets and liabilities:
Accrued expenses	22,416
Net cash used in operating activities	-

Net change in cash	-
Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$174,915
Offering costs paid by related party under promissory note	$181,814
Offering costs included in deferred legal fees	$135,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

TortoiseEcofin Acquisition Corp. III (the “Company”) was incorporated as a Cayman Islands exempted company on February 3, 2021. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 3, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.2 million, of which $10.5 million and approximately $752,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of the Sponsor, generating proceeds of $9.5 million (see Note 4). Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”).

Upon the closing of the Initial Public Offering and the Private Placement on July 22, 2021, and the Over-Allotment and the Second Private Placement on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management (“management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering (including the Over-Allotment) and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in Trust) at the time of the signing of the agreement to enter into the initial Business Combination, and a majority of the independent directors must approve such initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Tortoise agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) agreed to vote any Founder Shares held by them in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, Tortoise and the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24-month period (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company will provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Tortoise and the initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30 2021, the Company had no operating cash and a working deficit of approximately $383,000.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $186,000 as of June 30, 2021 under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering (including the Over-Allotment), the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 28, 2021 and July 21, 2021, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company will recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Deferred offering costs associated with Initial Public Offering

Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholder’s equity upon the completion of the Initial Public Offering.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average number of ordinary shares as of June 30, 2021 were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4 and Note 5). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.2 million, of which $10.5 million and approximately $752,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares in connection with a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters purchased the Units subject to the over-allotment option in full on July 27, 2021 and as a result, 1,125,000 Founder Shares were no longer subject to possible forfeiture. In connection with the Anchor Investors’ purchase of Units in the Initial Public Offering, the Sponsor transferred an aggregate of 1,650,000 Founder Shares to the Anchor Investors.

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until one year after the completion of the initial Business Combination or earlier if, subsequent to the Business Combination, (x) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,333,333 Private Placement Warrants in a Private Placement, at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by TortoiseEcofin Borrower or its permitted transferees.

Tortoise, the Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination (see Note 7).

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On February 3, 2021, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the consummation of the Initial Public Offering. As of June 30, 2021 the Company borrowed approximately $186,000 under the Note. The Company repaid the Note in full on July 22, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no amounts incurred or accrued as of June 30, 2021.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Company’s initial shareholders and Tortoise at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares held by the initial shareholders, in accordance with the letter agreement the Company’s initial shareholders entered into, (ii) in the case of the Founder Shares held by the Anchor Investors, in accordance with the investment agreements entered into by and among the Company, the Sponsor and the Anchor Investors and (iii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters purchased the Units subject to the over-allotment option in full on July 27, 2021.

The underwriters were entitled to underwriting commissions of $0.20 per Unit, or $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $10.5 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on July 27, 2021, the underwriters were paid an additional fee of $900,000, and approximately $1.6 million in additional deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred legal fees associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of June 30, 2021, the Company recorded an aggregate of $135,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there was no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, the Company had 8,625,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share capitalization as discussed in Note 4.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except that in respect of any vote or votes to continue the company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), holders of Class B ordinary shares will have ten votes per share and holders of Class A ordinary shares will have one vote per share, and except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors (and may also remove a member of the board of directors for any reason) prior to the initial Business Combination.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had no warrants outstanding. In connection with the Initial Public Offering (including the Over-Allotment), 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants are outstanding.

The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the Company’s registration statement for its Initial Public Offering or a new registration statement and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for Class A ordinary shares:

●	in whole and not in part;

●	at a price equal to a number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of Class A ordinary shares shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

TORTOISEECOFIN ACQUISITION CORP III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Initial Public Offering, the Over-Allotment, the Private Placement, the Second Private Placement and related agreements entered into, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TortoiseEcofin Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 3, 2021. We were incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (the “Business Combination”).

As of June 30, 2021, we have not yet commenced operations. All activity for the period from February 3, 2021 (inception) through June 30, 2021 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and our management (directly or indirectly, including through family trusts). The registration statement for our Initial Public Offering was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.2 million, of which $10.5 million and approximately $752,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions.

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) in a private placement (“Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of the Sponsor, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”).

Upon the closing of the Initial Public Offering and the Private Placement on July 22, 2021, and the closing of the Over-Allotment and the Second Private Placement on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering (including the Over-Allotment) and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law

Liquidity and Capital Resources

As of June 30 2021, we had no operating cash and a working deficit of approximately $383,000.

The Company’s liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and the loan from the Sponsor of approximately $186,000 as of June 30, 2021 under an unsecured promissory note (the “Note”). The Company repaid the Note in full on July 22, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as may be required (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination

Results of Operations

Our entire activity from February 3, 2021 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $20,000, which consisted solely of general and administrative expenses.

For the period from February 3, 2021 (inception) through June 30, 2021, we had a net loss of approximately $51,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid an underwriting discount of $0.20 per unit, or approximately $6.0 million in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or approximately $10.5 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions from the amounts held in the Trust Account solely in the event that that we complete a Business Combination, subject to the terms of the underwriting agreement.

We granted the underwriters a 45-day option from the date of our Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on July 23, 2021, and on July 27, 2021, the underwriters purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million.

Upon the consummation of the Over-Allotment on July 27, 2021, the underwriters were paid an additional underwriting commission of $900,000 and approximately $1.6 million in additional deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred legal fees associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial Business Combination. As of June 30, 2021, we recorded an aggregate of $135,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of our liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no amounts incurred or accrued as of June 30, 2021.

Critical Accounting Policies and Estimates

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholder’s equity upon the completion of the Initial Public Offering.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average number of ordinary shares as of June 30, 2021 were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act, we will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On February 9, 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination. On February 18, 2021, we issued 1,437,500 Class B ordinary shares in connection with a share capitalization, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On July 27, 2021, the underwriters purchased the units subject to the over-allotment option in full and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture. On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. In connection with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchasing 32,400,000 Units in the Initial Public Offering and the Over-Allotment, our Sponsor transferred an aggregate of 1,650,000 Founder Shares to the Anchor Investors. None of the Anchor Investors are affiliated with any member of our management.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to TortoiseEcofin Borrower, generating proceeds of approximately $9.5 million. Concurrent with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and no underwriting discounts or commissions were paid with respect to such sale.

On February 3, 2021, our Sponsor agreed to loan us up to $600,000 pursuant to the Note. The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, we borrowed approximately $186,000 under the Note. We repaid the Note in full on July 22, 2021.

No underwriting discounts or commissions were paid with respect to such sales.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional ordinary shares, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering (including the Over-Allotment) and certain proceeds from the sale of the Private Placement Warrants may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,900,000 in underwriting discounts and commissions and incurred approximately $614,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 31st day of August, 2021.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)