Form 10-Q
period 2021-09-30
TortoiseEcofin Acquisition Corp. III
filed 2021-11-10
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from February 3, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from February 3, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 3, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$1,329,111
Prepaid expenses	1,377,413
Total current assets	2,706,524
Cash held in Trust Account	345,000,000
Total Assets	$347,706,524

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,585
Accrued expenses	98,811
Total current liabilities	129,396
Deferred legal fees	150,000
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	18,981,166
Total Liabilities	31,335,562

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Accumulated deficit	(28,629,901)
Total shareholders’ deficit	(28,629,038)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,706,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From February 3, 2021 (inception) Through September 30, 2021
General and administrative expenses	$342,493	$393,853
Administrative expenses - related party	24,000	24,000
Loss from operations	(366,493)	(417,853)
Other income (expenses):
Change in fair value of derivative warrant liabilities	7,468,000	7,468,000
Loss upon issuance of private placement warrants	(1,386,666)	(1,386,666)
Offering costs associated with derivative warrant liabilities	(1,328,733)	(1,328,733)
Total other income (expenses)	4,752,601	4,752,601
Net income	$4,386,108	$4,334,748

Weighted average number of Class A ordinary shares - basic and diluted	26,380,435	10,371,795
Basic and diluted net income per share, Class A	$0.13	$0.24

Weighted average number of Class B ordinary shares - basic	8,307,065	7,817,308
Weighted average number of Class B ordinary shares - diluted	8,625,000	8,625,000
Basic net income per share, Class B	$0.13	$0.24
Diluted net income per share, Class B	$0.13	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Deficit)

For the Three Months Ended September 30, 2021 and for the Period from February 3, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(31,602)	(31,602)
Balance - March 31, 2021 (unaudited)	-	-	8,625,000	863	24,137	(31,602)	(6,602)
Net loss	-	-	-	-	-	(19,758)	(19,758)
Balance - June 30, 2021 (unaudited)	-	-	8,625,000	863	24,137	(51,360)	(26,360)
Contribution from Sponsor upon sale of Founder Shares to anchor investors	-	-	-	-	11,104,500	-	11,104,500
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(11,128,637)	(32,964,649)	(44,093,286)
Net income	-	-	-	-	-	4,386,108	4,386,108
Balance - September 30, 2021 (unaudited)	-	$-	8,625,000	$863	$-	$(28,629,901)	$(28,629,038)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 3, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$4,334,748
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	3,944
Change in fair value of derivative warrant liabilities	(7,468,000)
Loss upon issuance of private placement warrants	1,386,666
Offering costs associated with derivative warrant liabilities	1,328,733
Changes in operating assets and liabilities:
Prepaid expenses	(1,377,413)
Accounts payable	30,585
Accrued expenses	13,811
Net cash used in operating activities	(1,721,926)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,450)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,400,000
Offering costs paid	(7,153,513)
Net cash provided by financing activities	348,051,037

Net change in cash	1,329,111

Cash - beginning of the period	-
Cash - end of the period	$1,329,111

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$191,506
Value of Class B ordinary shares transferred to Anchor Investors at Initial Public
Offering	$11,104,500
Deferred legal fees	$150,000
Deferred underwriting commissions	$12,075,000

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

All activity for the period from February 3, 2021 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $30.8 million, of which $10.5 million was for deferred underwriting commissions (see Note 5) and $11.1 million was the excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Tortoise agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors agreed to vote any Founder Shares held by them in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, Tortoise and the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The Anchor Investors are not entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Tortoise and the initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1.3 million in operating cash and working capital of approximately $2.6 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from its Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $195,000, under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering (including the Over-Allotment), the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 28, 2021, and July 21, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In addition, the Company recognized the excess of fair value over price paid of the Founder Shares sold by the Sponsor to the Anchor Investors as offering costs of the Initial Public Offering resulting in additional offerings costs of approximately $472,000 allocated to the derivative warrant liabilities as expense and approximately $10.6 million allocated and charged to the carrying value of the Class A ordinary shares.

The impact of the revision to the audited balance sheet as of July 22, 2021, is an increase to Class A ordinary shares subject to possible redemption of approximately $36.2 million, a decrease to additional paid-in capital of $7.1 million, an increase to the accumulated deficit of $29.1 million, and the reclassification of par value of 3,621,954 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021.

Cash Held in Trust Account

As of September 30, 2021, the Company had approximately $345.0 million in cash held in the Trust Account..

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”) and Monte Carlo simulation. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the warrants issued in the Private Placement was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering (including the Over-Allotment) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the private placement warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For The Period From February 3, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	3,335,710	1,050,398	2,471,761	1,862,987
Allocation of net income - diluted	3,305,413	1,080,695	2,366,669	1,968,079

Denominator:
Basic weighted average ordinary shares outstanding	26,380,435	8,307,065	10,371,795	7,817,308
Diluted weighted average ordinary shares outstanding	26,380,435	8,625,000	10,371,795	8,625,000

Basic net income per ordinary share	$0.13	$0.13	$0.24	$0.24
Diluted net income per ordinary share	$0.13	$0.13	$0.23	$0.23

Excess Change in Fair Value of Private Placement Warrants

The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from February 3, 2021 (inception) through September 30, 2021, the Company recorded $1.4 million. This amount is included in the change in fair value of derivative warrant liabilities on the unaudited condensed statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $30.8 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of fair value over price paid of Founder Shares sold to the Anchor Investors. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares in connection with a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters purchased the Units subject to the over-allotment option in full on July 27, 2021, and as a result, 1,125,000 Founder Shares were no longer subject to possible forfeiture.

In exchange for the Anchor Investors’ participation in the Initial Public Offering as described in Note 3, the Sponsor sold a total of 1,650,000 Founder Shares to the Anchor Investors. The Company determined that the fair value of these Founder Shares was approximately $11.1 million (or $6.73 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Founder Shares, over the price paid by the Anchor Investors, as an expense of the Initial Public Offering.

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

Tortoise, the Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination (see Note 8).

Related Party Loans

On February 3, 2021, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the consummation of the Initial Public Offering. The Company borrowed approximately $195,000 under the Note and repaid the Note in full on July 22, 2021.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021, the Company incurred $24,000 for such expenses, included as general and administrative expenses – related party on the accompanying unaudited condensed interim financial statements of operations. As of September 30, 2021, no balance was due for such services.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Company’s initial shareholders and Tortoise at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares held by the initial shareholders, in accordance with the letter agreement the Company’s initial shareholders entered into, (ii) in the case of the Founder Shares held by the Anchor Investors, in accordance with the investment agreements entered into by and among the Company, the Sponsor and the Anchor Investors and (iii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees Associated with The Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of September 30, 2021, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary shares issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	44,093,286
Class A ordinary shares subject to possible redemption	$345,000,000

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity. See Note 6.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of September 30, 2021, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities as of September 30, 2021, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$10,522,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$8,458,666	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, and the estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement as a result of the Public Warrants being separately listed and traded in September 2021.

The Public Warrants issued in connection with the Initial Public Offering (including the Over-Allotment) and the Private Placement Warrants sold in the Private Placement and the Second Private Placement, were initially measured at fair value using a Black-Scholes option pricing model and a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants, and the fair value of the warrants issued in the Private Placement was estimated by reference to the listed market price of the Public Warrants.

The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021, and the period from February 3, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 3, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3	26,449,166
Transfer of Public Warrants to Level 1	(14,662,500)
Transfer of Private Warrants to Level 2	(11,786,666)
Derivative warrant liabilities at September 30, 2021 (unaudited)	$-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and our management (directly or indirectly, including through family trusts). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $30.8 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) over the price paid by such Anchor Investors for such Founder Shares. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering (including the Over-Allotment) and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. If we have not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.3 million in operating cash and working capital of approximately $2.6 million.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination and one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our initial Business Combination.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021, was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through September 30, 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $4.4 million, which consisted of $7.5 million in change in fair value of derivative warrant liabilities, partly offset by approximately $366,000 of general and administrative expenses inclusive of administrative expenses with related party, approximately $1.4 million of loss on the issuance of Private Placement Warrants, and approximately $1.3 million of offering costs associated with derivative warrant liabilities.

For the period from February 3, 2021 (inception) through September 30, 2021, we had a net income of approximately $4.3 million, which consisted of $7.5 million in change in fair value of derivative warrant liabilities, partly offset by general and administrative expenses inclusive of administrative expenses with related party, approximately $1.4 million of loss on the issuance of Private Placement Warrants, and approximately $1.3 million of offering costs associated with derivative warrant liabilities.

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

Deferred Legal Fees Associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial Business Combination. As of September 30, 2021, we recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of our liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us. For the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021, we incurred $24,000 for such expenses, included as general and administrative expenses – related party on the unaudited condensed interim financial statements of operations contained herein. As of September 30, 2021, the Company had $24,000 of such services included as accrued expenses on the condensed balance sheet.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There were no amounts incurred or accrued as of September 30, 2021.

Critical Accounting Policies and Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with our Initial Public Offering (including the Over-Allotment) and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”) and Monte Carlo simulation. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the warrants issued in the Private Placement and the Second Private Placement was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against their carrying value upon the completion of the Initial Public Offering. We classify deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Effective with the closing of the Initial Public Offering (including the consummation of the Over-allotment), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act, we will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 21, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On February 9, 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination. On February 18, 2021, we issued 1,437,500 Class B ordinary shares in connection with a share capitalization, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On July 27, 2021, the underwriters purchased the units subject to the over-allotment option in full and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture. On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our three independent directors. In connection with the Anchor Investors purchasing 32,400,000 Units in the Initial Public Offering and the Over-Allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. None of the Anchor Investors are affiliated with any member of our management.

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

On February 3, 2021, our Sponsor agreed to loan us up to $600,000 pursuant to the Note. The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. We borrowed approximately $195,000 under the Note and repaid the Note in full on July 22, 2021.

No underwriting discounts or commissions were paid with respect to such sales.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the over-allotment option to purchase additional units, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering (including the Over-Allotment) and certain proceeds from the sale of the Private Placement Warrants may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,900,000 in underwriting discounts and commissions and incurred approximately $680,000 for other costs and expenses related to the Initial Public Offering, as well as $11.1 million, representing the fair value of Founder Shares sold by the Sponsor to Anchor Investors. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2021.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)