Form 10-Q/A
period 2021-09-30
TortoiseEcofin Acquisition Corp. III
filed 2022-01-21
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to TortoiseEcofin Acquisition Corp. III, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of TortoiseEcofin Acquisition Corp. III, as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “Original 10-Q Filing”).

On November 10, 2021, TortoiseEcofin Acquisition Corp. III (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) which closed on July 22, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.  As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition, the Company recognized the excess of fair value over price paid of the Founder Shares (as defined in Note 4 below) sold by the Sponsor to the Anchor Investors (as defined in Note 1 below) as offering costs of the IPO resulting in additional offerings costs of approximately $472,000 allocated to the derivative warrant liabilities as expense and approximately $10.6 million allocated and charged to the carrying value of the Class A ordinary shares.

The Company previously determined the changes to the balance sheet were not qualitatively material to the Company’s previously issued financial statement and did not restate its audited balance sheet as of July 22, 2021, as reported with the Securities and Exchange Commission (SEC) on a Current Report on Form 8-K filed on July 28, 2021. Instead, the Company disclosed a revision to its previously filed financial statement in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management re-evaluated and concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and additional offering costs allocated to expense and the Class A ordinary shares were material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 3, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the Company’s unaudited interim financial statements included in Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Q3 2021 Form 10-Q should be restated and should no longer be relied upon. As such, the Company has restated its balance sheet as of July 22, 2021 in an Amendment to its Current Report on Form 8-K and is amending its unaudited condensed financial statements for the quarterly period ended September 30, 2021, in this filing.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2021, and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original 10-Q Filing with modification as necessary. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original 10-Q Filing as filed with the SEC on November 10, 2021 is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original 10-Q Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-Q Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original 10-Q Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q Filing and with our filings with the SEC subsequent to the Original 10-Q Filing.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q/A

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and for the Period from February 3, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from February 3, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 3, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$1,329,111
Prepaid expenses	1,377,413
Total current assets	2,706,524
Cash held in Trust Account	345,000,000
Total Assets	$347,706,524

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,585
Accrued expenses	98,811
Total current liabilities	129,396
Deferred legal fees	150,000
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	18,981,166
Total Liabilities	31,335,562

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Accumulated deficit	(28,629,901)
Total shareholders’ deficit	(28,629,038)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,706,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From February 3, 2021 (inception) Through September 30, 2021
General and administrative expenses	$342,493	$393,853
Administrative expenses - related party	24,000	24,000
Loss from operations	(366,493)	(417,853)
Other income (expenses):
Change in fair value of derivative warrant liabilities	7,468,000	7,468,000
Loss upon issuance of private placement warrants	(1,386,666)	(1,386,666)
Offering costs associated with derivative warrant liabilities	(1,328,733)	(1,328,733)
Total other income (expenses)	4,752,601	4,752,601
Net income	$4,386,108	$4,334,748

Weighted average number of Class A ordinary shares - basic and diluted	26,380,435	10,371,795
Basic and diluted net income per share, Class A	$0.13	$0.24

Weighted average number of Class B ordinary shares - basic	8,307,065	7,817,308
Weighted average number of Class B ordinary shares - diluted	8,625,000	8,625,000
Basic net income per share, Class B	$0.13	$0.24
Diluted net income per share, Class B	$0.13	$0.23

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

The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5) and $11.1 million was the excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 to the Form 8-K and the final prospectus filed by the Company with the SEC on January 21, 2022, and July 21, 2021, respectively.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

NOTE 3. INITIAL PUBLIC OFFERING

On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of fair value over price paid of Founder Shares sold to the Anchor Investors. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based on this review, other than the restatement disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 3, 2021. We were incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (the “Business Combination”).

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and our management (directly or indirectly, including through family trusts). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) over the price paid by such Anchor Investors for such Founder Shares. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including the consummation of the Over-allotment), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 22, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the material weakness was not yet identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, additional effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 21, 2021, except for the below risk factor.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A ordinary shares in permanent equity rather than temporary equity. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 22, 2021, included in the Company’s Form 8-K filed with the SEC on July 28, 2021. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4 (to the extent we are otherwise able to satisfy the other eligibility requirements of such registration statements), which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 21st day of January, 2022.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)