Form 10-K
period 2021-12-31
TortoiseEcofin Acquisition Corp. III
filed 2022-03-24
CIK 1847112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-40633

TortoiseEcofin Acquisition Corp. III

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1583266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 College Boulevard Overland Park, KS	66211
(Address of Principal Executive Offices)	(Zip code)

(913) 981-1020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on Which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	TRTL.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TRTL	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TRTL WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant, began trading on the New York Stock Exchange on July 20, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing September 9, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. As of December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $350.3 million, determined using the per share closing price on the New York Stock Exchange on that date of $9.69. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TortoiseEcofin Acquisition Corp. III, a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company. References to “Tortoise” are to TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries. References to “Tortoise Funds” are to the investment vehicles for which Tortoise provides asset management services. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on July 22, 2021 (the “IPO Closing Date”). References to “public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering. References to “public shareholders” are to the holders of our public shares.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. You should consider carefully the risks that we deem material described below, together with the other information contained in this Annual Report on Form 10-K, including all the risks described under “Part I, Item 1A. Risk Factors”, before making a decision to invest in our securities.

●	We are a recently incorporated company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

●	We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Past performance by our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital, and by companies affiliated with celebrities or public figures, and any related investment may not be indicative of future performance of an investment in us.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or Tortoise which may raise potential conflicts of interest.

●	Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	Holders of our Founder Shares control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint or remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	An investment in our Class A ordinary shares, and certain subsequent transactions with respect to our Class A ordinary shares, may result in uncertain or adverse U.S. federal income tax consequences, including uncertainty with respect to the applicable holding period of our Class A ordinary shares.

●	We may be treated as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

v

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

In February 2021, our Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for $25,000, or approximately $0.003 per share. In February 2021, we effected a share capitalization of 1,437,500 of our Class B ordinary shares, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. On July 27, 2021, the underwriters purchased the Units (as defined below) subject to the over-allotment option in full (the “Over-Allotment”) and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture. In connection with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. The holders of our Founder Shares prior to our Initial Public Offering (other than the Anchor Investors) are referred to herein as our “initial shareholders.”

On the IPO Closing Date, we consummated our Initial Public Offering of 30,000,000 Units, and on July 27, 2021, we consummated the Over-Allotment of 4,500,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $345.0 million. Each unit (“Unit”) consists of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On the IPO Closing Date, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 6,333,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of our Sponsor, generating gross proceeds to us of approximately $9.5 million. Concurrently with the consummation of the Over-Allotment, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating gross proceeds of $900,000. Each Private Placement Warrant entitles the holder to purchase one of our Class A ordinary shares at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

We received gross proceeds from our Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants of $355.4 million. $345.0 million of the gross proceeds were deposited into a trust account established for the benefit of our public shareholders (the “Trust Account”). The $345.0 million of net proceeds held in the Trust Account includes approximately $12.1 million of deferred underwriting discounts and commissions that will be released to the underwriters of our Initial Public Offering upon completion of our initial business combination. Of the gross proceeds from our Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $6.9 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering, approximately $195,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Class B ordinary shares that we issued prior to the IPO Closing Date will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment for share sub-division, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all issued and outstanding Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of our Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

On September 8, 2021, we announced that, commencing on September 9, 2021, holders of the Units sold in our Initial Public Offering may elect to separately trade the Class A ordinary shares and public warrants included in the Units. The Class A ordinary shares and public warrants that are separated trade on the New York Stock Exchange (the “NYSE”) under the symbols “TRTL” and “TRTL WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “TRTL.U.”

Our Company

We are a recently organized blank check company incorporated as a Cayman Islands exempted company in February 2021 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We intend to acquire and operate a business in the broad energy transition or sustainability arena targeting industries that require innovative solutions to decarbonize in order to meet critical emission reduction objectives. The Intergovernmental Panel on Climate Change estimates that limiting global warming to 1.5 degrees Celsius above pre-industrial temperatures will require annual investments of $1.6-$3.8 trillion in the global supply-side energy system through 2050, with some climate scenarios requiring net-zero global emissions by 2050, resulting in the need for high-growth energy transition and technology solutions. In light of this and other developments fostering a sense of urgency and responsibility, as of February 2022, more than 1,200 companies worldwide are leading the zero-carbon transition by setting emissions reduction targets through the Science Based Targets initiative (SBTi). We believe our management team, together with the broader Tortoise Ecofin Platforms, which are affiliates of our Sponsor, are well suited to identify opportunities that create a positive environmental impact, exhibit strong Environmental, Social and Governance (“ESG”) attributes and have the potential to generate attractive risk-adjusted returns for our shareholders, although we may pursue a business combination opportunity in any business or industry.

Our management team and an affiliate of Tortoise co-founded Tortoise Acquisition Corp. (“Tortoise Acquisition I”; NYSE: SHLL), a special purpose acquisition company that completed its initial public offering in March 2019, in which it sold 23,300,917 units, each consisting of one share of Class A common stock and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of approximately $233 million. In October 2020, Tortoise Acquisition I consummated its initial business combination with Hyliion Inc., a Delaware corporation (“Hyliion”), a leader in electrified powertrain solutions for Class 8 commercial vehicles. The combined entity, Hyliion Holdings Corp., is listed on the NYSE under the ticker symbol “HYLN.”

Our management team and an affiliate of Tortoise co-founded Tortoise Acquisition Corp. II (“Tortoise Acquisition II”; NYSE: SNPR), a special purpose acquisition company that completed its initial public offering in September 2020, in which it sold 34,500,000 units, each consisting of one Class A ordinary share and one-fourth of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of approximately $345 million. In August 2021, Tortoise Acquisition II consummated its initial business combination with Volta Industries, Inc., a Delaware corporation (“Volta”), a leading owner-operator of public electric vehicle charging infrastructure. The combined entity, Volta Inc., is listed on the NYSE under the ticker symbol “VLTA.”

We believe that we will benefit from the valuable experience gained by our management team during the launch and operation of Tortoise Acquisition II and Tortoise Acquisition I, including the process of evaluating numerous target companies and industry sectors, selecting Volta and Hyliion as business combination partners, negotiating the terms of the business combination agreements and all of the related financing transactions, soliciting shareholder approval and consummating the business combinations and the related transactions.

Our extensive sourcing network includes (i) business founders, owners and senior management contacts, (ii) private equity, financial investors and other sponsors of private businesses and (iii) industry professionals, including investment banking, legal, accounting and other industry focused experts. We believe that there are highly attractive investment opportunities that are accessible through our network of contacts which exist within our focus industries and also exhibit strong ESG profiles. We believe our management team’s experience and combined expertise provide us with unique insight to evaluate targets across numerous sectors, including clean and renewable energy and related infrastructure, electric and autonomous mobility, energy efficiency and battery storage solutions, environmental services, hydrogen, renewable and bio fuels, and waste to energy and recycling, among others. Businesses that we plan to target for our initial business combination will be those that are at an inflection point in their life cycle and that we believe can benefit from our strategic insights, capital and expertise to accelerate their business development, improve their business prospects and unlock the full value of their businesses.

We believe in the ability of our management team to add significant value to a target company from a business building, commercial, capital markets and sustainability perspective. Our extensive operational experience and the public company expertise of our management team present the potential for an attractive risk-adjusted return profile through our involvement and stewardship. As demonstrated by our management team with Tortoise Acquisition II’s consummated business combination with Volta and Tortoise Acquisition I’s consummated business combination with Hyliion, we believe that the extensive skills and perspectives of our management team will enable us to identify dynamic and visionary management teams and work alongside them to crystalize their strategic vision, enhance their business plan and improve their operational capabilities. In addition, our team has significant hands-on experience working with growth-oriented companies in preparing for and executing an initial public offering or an initial business combination, and serving as active owners and directors by working closely with these companies to assist in the execution of their strategic plan, support their continued transformations and help access and create value in the public markets.

We believe we play an important role in the public equity markets by identifying high-quality, growth-oriented businesses, evaluating the merits and viability of high-growth business plans and completing pre-investment due diligence, focusing and preparing the business for the multi-faceted requirements of being a publicly traded company, and both capitalizing and leading the actual business combination transaction. This function will be invaluable to our eventual business combination target, as we have the skills to validate and enhance their business plan, improve their ESG profile and prepare them for the rigors of being publicly listed, as well as to our investors who might otherwise not have the opportunity or confidence to publicly invest in the business we identify in the transition towards a decarbonized and cleaner future.

Management, Our Sponsor and Board of Directors

We are led by our co-founder Vincent Cubbage, who serves as our Chief Executive Officer and Chairman of the Board and has over 26 years of investment experience. Mr. Cubbage co-founded and served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition II and continues to serve on the board of directors of Volta Inc. following the closing of Tortoise Acquisition II’s business combination with Volta. Mr. Cubbage also co-founded and served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition I and continues to serve on the board of directors of Hyliion Holdings Corp. following the closing of Tortoise Acquisition I’s business combination with Hyliion. Mr. Cubbage joined Tortoise Capital Advisors, L.L.C. in January 2019 and is a Managing Director on the Private Energy Transition team. Prior to joining Tortoise Capital Advisors, L.L.C., Mr. Cubbage founded private equity firm Lightfoot Capital in 2006 and served as its Chief Executive Officer and Managing Partner from 2006 to 2019. Mr. Cubbage also served as the Chief Executive Officer and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), a portfolio company formed by Lightfoot Capital in 2007 and sold in 2017. Prior to founding Lightfoot Capital, Mr. Cubbage was an investment banker and, among other positions, was a Senior Managing Director and sector head in the Investment Banking Division of Banc of America Securities.

Our management team includes all of the members of the management team of Tortoise Acquisition II and Tortoise Acquisition I. Mr. Stephen Pang serves as our President and Chief Financial Officer and as a Director on our Board. He also served as Chief Financial Officer and as a Director of Tortoise Acquisition II and Tortoise Acquisition I and continues to serve on the board of directors of Hyliion Holdings Corp. following the closing of Tortoise Acquisition I’s business combination with Hyliion. Mr. Pang is a Managing Director on the Private Energy Transition team at Tortoise Capital Advisors, L.L.C. and is responsible for the firm’s public and private direct investments, including PIPEs. Throughout its history, Tortoise Capital Advisors, L.L.C. has been involved in over 85 PIPEs across various investment vehicles. Mr. Darrell Brock serves as our Vice President of Business Development and Mr. Steven Schnitzer serves as our Vice President, General Counsel and Secretary, each of whom served in the same capacities for Tortoise Acquisition II and Tortoise Acquisition I. Mr. Evan Zimmer serves as our Vice President of Finance and served in the same capacity for Tortoise Acquisition II. In addition, Mr. Evan Zimmer was an employee of Tortoise who was dedicated to the business combination activities of Tortoise Acquisition I. Messrs. Brock, Schnitzer and Zimmer served in similar capacities at Lightfoot Capital and Arc Logistics under Mr. Cubbage’s leadership. The members of our entire management team have extensive experience identifying, evaluating, negotiating and completing the types of transactions that we plan to pursue for our initial business combination.

We are further supported by our board of directors, comprised of senior leaders who have been at the forefront of forward thinking on climate change, and sustainability policies and companies leading the transition to a cleaner future. They come from a wide range of sub-sectors and functional areas and provide us with access to their expertise and extensive industry networks from which we source and evaluate targets as well as devise plans to optimize any business that we acquire.

Our management team also draws upon the resources and support of the broader Tortoise Ecofin Platforms, which brings decades of investing expertise in the areas of sustainability, energy transition, infrastructure, water and clean energy. Founded in 2002, Tortoise has a family of investment funds with over $9.0 billion of assets under management as of January 31, 2022. Tortoise has built a successful track record through a disciplined investment framework, with expertise that spans across the entire energy value chain in addition to sustainable infrastructure, including wind, solar and battery storage assets and social infrastructure. Tortoise is a signatory to the United Nations’ Principles for Responsible Investment and incorporates SDGs and ESG factor analysis into its investment strategy, policies and practices firmwide. Tortoise’s “Teal Energy Deal” promotes a reduction in carbon emissions globally by adopting a transition to a cleaner energy future. The Teal Energy Deal principally aligns with the following four SDGs: (1) No poverty; (7) Affordable and Clean Energy; (9) Industry, Innovation and Infrastructure; and (13) Climate Action.

We believe that potential sellers of target businesses will view the fact that our management team has successfully negotiated and consummated business combinations with Volta and Hyliion as positive factors in considering whether or not to enter into and consummate a business combination with us. However, past performance of our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise or Lightfoot Capital is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, Lightfoot Capital or any related investment’s performance as indicative of our future performance.

Business Strategy

Our acquisition strategy is to identify and complete our initial business combination with a company that is playing an active role in providing solutions to reduce emissions and/or improve the sustainability of products and industries, along with making a positive impact on the communities that it serves by employing efficient and innovative business practices. We intend to target a company and management team that shares our commitment to good governance and transparency.

We believe our management team’s track record and execution experience, including its experience sourcing Volta for Tortoise Acquisition II and Hyliion for Tortoise Acquisition I and consummating the business combinations thereof, together with the deep industry and investing experience of our Sponsor combined with the extensive experience of our Chief Executive Officer and management team, make us very well positioned to identify, source, negotiate and execute a business combination that meets our investment criteria and generates attractive risk-adjusted returns for our shareholders.

Our management team and the investment professionals of our Sponsor have an extensive network of senior industry contacts, including corporate executives, investment banking professionals, private equity and other financial sponsors, and owners of private businesses. In addition, Tortoise has a long history of partnering with leading public and private equity investors. We believe this network is a key competitive advantage in sourcing attractive business combination targets that meet our criteria, and that the reputation and expertise of our management team and Tortoise around energy transition and sustainability themes will make us a preferred partner for potential business combination counterparties.

Our management team brings a diversity of transactional and investing experience that will enable us to evaluate opportunities across multiple sectors. Throughout his long career, including as Chief Executive Officer of Tortoise Acquisition II and Tortoise Acquisition I, investment banker, Chief Executive Officer and Managing Partner of Lightfoot Capital and Chief Executive Officer and Chairman of the Board of NYSE-listed Arc Logistics, our Chief Executive Officer oversaw the evaluation of hundreds of acquisitions and investments. As a Managing Director and Portfolio Manager at Tortoise Capital Advisors, L.L.C., Mr. Pang has evaluated and made numerous portfolio company investments across a broad platform of industry sectors and strategies. We believe the breadth of Tortoise’s and Messrs. Cubbage’s and Pang’s investment experience across multiple sub-sectors is a competitive advantage.

We believe that the operational experience of our management team should enable us to enhance the strategic vision and operational performance of the assets and businesses that we acquire in order to maximize value for shareholders. This may include improving operating efficiencies, increasing margins and profitability, driving revenue growth, investing in organic growth projects, pursuing future strategic acquisitions or divestitures and optimizing the capital structure. We believe our expertise in identifying and sourcing compelling investment opportunities combined with our strategic and operational proficiency in creating value provides a competitive advantage relative to other strategic and financial buyers.

Our management team and Sponsor have a deep understanding of capital markets, which we believe is an important aspect of a special purpose acquisition company management team. We believe our Chief Executive Officer’s and our Chief Financial Officer’s extensive track records of public and private investments, including PIPEs, provide valuable expertise in evaluating and executing capital markets transactions. We believe that the combination of our management team’s experience and network in the private and public equity markets, together with the resources of the broader Tortoise Ecofin Platforms, will allow us to effectively identify, evaluate, finance and structure the business combination transaction.

We believe that our proven, differentiated and disciplined approach to sourcing, analyzing and ultimately executing an initial business combination enables us to find targets with attractive risk-adjusted return profiles for our shareholders. We have core investing tenets that guide our rigorous evaluations and commit to turning down opportunities that don’t satisfy our risk-adjusted return framework.

As outlined above, we have an integrated team with a full suite of strategic, financial, legal and operational capabilities, allowing us to identify targets and complete our due diligence in a thorough and expedited manner. We believe our integrated team and affiliation with Tortoise will also allow us to pursue a number of transaction opportunities concurrently and compress the time required from initial identification of an opportunity to transaction announcement.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on candidates that we believe:

●	will benefit from our team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

●	are at an inflection point, are in need of additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	have attractive opportunities to grow the business through organic growth projects and third-party acquisitions;

●	will be well received by public investors and are expected to have good access to the public capital markets;

●	are engaged in activities that are consistent with Tortoise’s and management’s view of macro trends; and

●	are expected to generate attractive risk-adjusted returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Tortoise and/or one or more investors in funds or separate accounts managed by Tortoise, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Tortoise considered such a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the business combination transaction and/or the desire to obtain committed capital for closing the business combination transaction. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Initial Public Offering plus all shares issued in the specified future issuance (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares would then agree to so waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process. This due diligence review process will be specific to the target business, but will include, among other things, a review of historical and projected financial and operating data, meetings with management and their financial sponsors (if applicable), an assessment of the commodity price risk of the business and our ability to mitigate such risks with hedges, on-site inspection of assets, discussion with customers, legal and environmental reviews and other reviews as we deem appropriate. We will also utilize our expertise and Tortoise’s expertise operating companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Tortoise or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Tortoise or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

All of the members of our management team are employed by Tortoise or affiliates of Tortoise. Tortoise and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

Tortoise and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, Tortoise and certain of its officers currently are obligated by contract to offer or allocate certain investment opportunities first to specific private funds managed by them.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Tortoise and our officers or directors will not materially affect our ability to complete our initial business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Tortoise or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, members of our management team or their affiliates may sponsor other special purpose acquisition companies similar to ours during the period in which we are seeking an initial business combination and our officers and directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we have entered into a letter of intent, agreement in principle or definitive agreement regarding our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management teams.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange all of their outstanding capital stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial shareholders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of our Initial Public Offering. Tortoise and our Sponsor, officers and directors are not entitled to redemption rights with respect to any Founder Shares held by them or any public shares they acquire in our Initial Public Offering or in connection with the completion of our business combination. The Anchor Investors are not entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target business in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, or such higher percentage as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association. A quorum for such meeting will consist of the holders present in person or by proxy of shares of the Company representing a majority of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Holders of our Founder Shares will count toward this quorum. Our Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after our Initial Public Offering, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, abstentions and non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the Founder Shares, we would need (i) 12,937,501, or 37.5% (assuming all outstanding shares were voted and our sponsor, officers and directors do not purchase any public shares), or (ii) 2,156,251, or 6.3% (assuming only the minimum number of shares representing a quorum are voted and our Sponsor, officers and directors do not purchase any public shares), of the 34,500,000 public shares sold in our Initial Public Offering to be voted in favor of the business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. In the event that the Anchor Investors hold all 32,400,000 Units they purchased in our Initial Public Offering until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the Founder Shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The Anchor Investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders and the Anchor Investors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, Tortoise and our Sponsor, officers and directors are not entitled to redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination. The Anchor Investors are not entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months (or 27 months from the closing of our Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our Initial Public Offering) from the closing of our Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period (or 27-month period as applicable) we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period (or 27-month time period, as applicable).

Holders of our Founder Shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to the Founder Shares held by them if we fail to complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering. However, if our Sponsor, officers or directors or the Anchor Investors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period (or 27-month time period, as applicable).

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated memorandum and articles of association, such an amendment would need to be approved by the affirmative vote of the holders of at least two-thirds of all then outstanding ordinary shares who attend and vote in a general meeting.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay our taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. At the IPO Closing Date, we had access to up to approximately $1,000,000 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and a liquidator may determine that such funds should be included in our insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in such shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $600,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), or reconciled to, U.S. GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Website

Our corporate website address is www.tortoisespac.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonable practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of or Inability to Consummate a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote any shares held by them, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of such initial business combination, regardless of how our public shareholders vote.

The Founder Shares held by the holders thereof (including our Sponsor and the Anchor Investors who acquired Founder Shares from our Sponsor in connection with our Initial Public Offering) represent 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we obtain the approval of an ordinary resolution under Cayman Islands law, or such higher percentage as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association, including the Founder Shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by Tortoise and our Sponsor and management team to vote any Founder Shares and public shares held by them, and the agreement by the Anchor Investors to vote any Founder Shares held by them, in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination. In the event that the Anchor Investors hold all 32,400,000 Units they purchased in our Initial Public Offering until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the Founder Shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The Anchor Investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters of our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months (or 27 months, as applicable) after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our initial business combination deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering (or 27 months, as applicable). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of COVID-19, and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares and public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. See “Part I, Item 1. Business — Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders or warrantholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the public shares, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months (or 27 months, as applicable) after the IPO Closing Date, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months (or 27 months, as applicable) after the IPO Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months (or 27 months, as applicable) after the IPO Closing Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2021, we had approximately $1.2 million of cash outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within 24 months (or 27 months, as applicable) of the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from the Trust Account.

If we are unable to consummate our initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months (or 27 months, as applicable) before the redemption proceeds of the Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the broad energy transition or sustainability arena targeting industries that require innovative solutions to decarbonize in order to meet critical emission reduction objectives, we may complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured blank check companies, holders of our Founder Shares will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of our initial business combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate 20% of the sum of our ordinary shares outstanding upon completion of our Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may engage one or more of the underwriters in our Initial Public Offering or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the Trust Account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters in our Initial Public Offering or their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite shareholder approval under the Companies Act, we may enter into one or more transactions that require shareholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to shareholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our Sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public shareholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our shareholders and warrantholders may not support.

Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months (or 27 months, as applicable) of the closing of our Initial Public Offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

In order to effectuate a business combination, we may amend various provisions of our amended and restated memorandum and articles of association and other governing instruments, including the warrant agreement, the underwriting agreement relating to our Initial Public Offering, the letter agreement among us, Tortoise and our Sponsor, officers and directors, and the registration rights agreement among us, Tortoise, our initial shareholders and the Anchor Investors. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the amended and restated memorandum and articles of association, any such amendments would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

Other than amendments relating to the appointment or removal of directors prior to our initial business combination (which require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting), the provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. The Founder Shares held by the holders thereof (including our Sponsor and the Anchor Investors who acquired Founder Shares from our Sponsor in connection with our Initial Public Offering) represent 20% of our outstanding ordinary shares, and such holders will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K, that we have entered into with Tortoise and our Sponsor, officers, directors and director nominees. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against Tortoise and our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Holders of our Founder Shares control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

The Founder Shares held by the holders thereof (including our Sponsor and the Anchor Investors who acquired Founder Shares from our Sponsor in connection with our Initial Public Offering) represent 20% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our initial shareholders and the Anchor Investors, will entitle the holders to appoint and remove all of our directors prior to our initial business combination. In respect of any vote or votes to continue the company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires the approval of at least two-thirds of the votes of all ordinary shares, holders of our Founder Shares are entitled to ten votes for every Founder Share. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination. Accordingly, holders of our Founder Shares may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and holders of our Founder Shares, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, holders of our Founder Shares will continue to exert control at least until the completion of our business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share, then the exercise price of the warrants will be adjusted to equal 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as derivative liabilities and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We accounted for both the warrants underlying the Units and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek special purpose acquisition companies that do not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such an initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100 million, and the market value of our publicly-held shares would be required to be at least $80 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and public warrants are listed on the NYSE, our Units, Class A ordinary shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment, and subject where relevant to their fiduciary duties, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers or our Sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors.

We have agreed to indemnify our officers and directors, and our Sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, to the fullest extent permitted by law. However, our officers and directors, and our Sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference”. As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering; and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands or both. We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

A registration statement covering the Class A ordinary shares issuable upon exercise of the warrants may not be in place and current when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement governing the terms of our warrants, we will use our commercially reasonable efforts to maintain the effectiveness of a registration statement registering the Class A ordinary shares issuable upon exercise of the warrants, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and the Anchor Investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with our Initial Public Offering, we have agreed with our initial shareholders, Tortoise and the Anchor Investors to register the Class A ordinary shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, any Class A ordinary shares held upon the completion of our Initial Public Offering or acquired prior to or in connection with our initial business combination and warrants that may be issued upon conversion of working capital loans or the Class A ordinary shares issuable upon the exercise of such warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, Tortoise or their respective permitted transferees are registered.

We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) in which a U.S. Holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, whether we qualify for the PFIC start-up exception, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year (and, in the case of our start-up year, possibly not until after the close of the second taxable year following our start-up year). We cannot assure you that we will not be a PFIC in our current taxable year or in any future taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to such U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this prospectus. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

An investment in our Class A ordinary shares, and certain subsequent transactions with respect to our Class A ordinary shares, may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Class A ordinary shares, and certain subsequent transactions with respect to our Class A ordinary shares, may result in uncertain or adverse U.S. federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our Class A ordinary shares.

The U.S. federal income tax treatment of the redemption of Class A ordinary shares as a sale of such Class A ordinary shares depends on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Code, which will depend largely on the total number of ordinary shares treated as held by the shareholder electing to redeem Class A ordinary shares relative to all of the ordinary shares outstanding before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commission (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by Tortoise or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your warrants remained outstanding.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that our Class A ordinary shares satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of (A) the number of Class A ordinary shares underlying the warrants and (B) the difference between the exercise price of the warrants and the “fair market value” by (y) such fair market value. The “fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 8,625,000 Class A ordinary shares as part of the Units. We also issued 6,933,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share.

Our initial shareholders currently own an aggregate of 6,975,000 Founder Shares. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding our Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each Unit contains one-fourth of one redeemable Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-fourth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other blank check companies similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable (less, in the event we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Risks Relating to our Sponsor and Management Team

Past performance by our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital, and by companies affiliated with celebrities or public figures, and any related investment may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital and any related investment is presented for informational purposes only. Past performance by our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital and any related investment is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Additionally, the involvement of a celebrity or public figure in any business venture does not guarantee success with respect to any business combination we may consummate or that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital and any related investment’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the broad energy transition or sustainability arena targeting industries that require innovative solutions to decarbonize in order to meet critical emission reduction objectives, we will consider a business combination outside of our target industries or sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in our target industries or sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of our target industries or sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding our target industries or sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of the members of our management team and certain of our directors are employed by Tortoise or affiliates of Tortoise, which is an investment manager to various private investment funds which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Since our Sponsor paid only approximately $0.003 per share for the Founder Shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In February 2021, our Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate pf 8,625,000 Founder Shares. Our officers and directors have a significant economic interest (directly or indirectly, including through family trusts) in our Sponsor. As a result, the low acquisition cost of the Founder Shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Certain of our officers and directors are, and some or all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates (including affiliates of our Sponsor and their respective employees) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Tortoise and/or one or more investors in the Tortoise Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of the Tortoise Funds are focused on investments in areas of sustainability, energy transition, infrastructure, water and clean energy. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Tortoise Funds. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case and the directors fail to act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law, we may have a claim against such individuals.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or Tortoise which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or Tortoise. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Tortoise and/or one or more investors in the Tortoise Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In February 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. In February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. Our Founder Shares will be worthless if we do not complete an initial business combination. In connection with our Initial Public Offering, our Sponsor (i) forfeited a total of 120,000 Founder Shares, and 40,000 Founder Shares were issued to each of our independent directors, William J. Clinton, Juan J. Daboub and Mary Beth Mandanas and (ii) sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment. In addition, TortoiseEcofin Borrower has purchased an aggregate of 6,933,333 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $9,500,000, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the public shares, except that only holders of the Founder Shares have the right to vote on the appointment or removal of directors prior to our initial business combination and they are Class B ordinary shares that automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month (or 27-month, as applicable) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our Initial Public Offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. We are also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are, or to the extent they are, penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A ordinary shares in permanent equity rather than temporary equity. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 22, 2021, included in the Company’s Form 8-K filed with the SEC on July 28, 2021. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4 (to the extent we are otherwise able to satisfy the other eligibility requirements of such registration statements), which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 6363 College Boulevard, Overland Park, KS 66211, and our telephone number is (913) 981-1020. The cost for our use of this space is included in the $10,000 per month fee we reimburse to Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, for office space, utilities, secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “TRTL.U” on July 20, 2021. Commencing on September 9, 2021, holders of the Units could elect to separately trade the Class A ordinary shares and public warrants comprising the Units. The Class A ordinary shares and public warrants that are separated trade on the NYSE under the symbols “TRTL” and “TRTL WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “TRTL.U.”

Holders

At March 21, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 32 holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. Our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In February 2021, our Sponsor purchased 7,187,500 Founder Shares for $25,000, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial business combination. In February 2021, we effected a share capitalization of 1,437,500 of our Class B ordinary shares, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. In connection with the Anchor Investors purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. The underwriters exercised their over-allotment option in full and on July 27, 2021, we consummated the Over-Allotment, and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture.

Simultaneously with the consummation of our Initial Public Offering, TortoiseEcofin Borrower purchased from us an aggregate of 6,333,333 Private Placement Warrants (for a purchase price of approximately $9.5 million). Concurrently with the consummation of the Over-Allotment, TortoiseEcofin Borrower purchased from us 600,000 additional Private Placement Warrants (for a purchase price of $900,000). Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated our Initial Public Offering of 30,000,000 Units, and on July 27, 2021, we consummated the Over-Allotment of 4,500,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $345.0 million.

On the IPO Closing Date, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 6,333,333 Private Placement Warrants at a purchase price of $1.50 per warrant to TortoiseEcofin Borrower, generating gross proceeds to us of approximately $9.5 million. Concurrently with the consummation of the Over-Allotment, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating gross proceeds of $900,000.

Barclays Capital Inc., Goldman Sachs & Co. LLC, Cantor Fitzgerald & Co. and Academy Securities, Inc. served as underwriters for our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253586) (the “Registration Statement”). The SEC declared the Registration Statement effective on July 19, 2021.

From February 3, 2021 (inception) through the IPO Closing Date, we incurred approximately $28.3 million for costs and expenses related to our Initial Public Offering. In connection with the closing of our Initial Public Offering, we paid a total of approximately $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $12.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of our Initial Public Offering, our Sponsor advanced us $195,000 to be used for a portion of the expenses of our Initial Public Offering. On July 22, 2021, a total of $195,000 was repaid to our Sponsor out of the $1,000,000 of proceeds from our Initial Public Offering that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on July 21, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $12.1 million, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were approximately $346.0 million, of which approximately $345.0 million (or $10.00 per Unit sold in our Initial Public Offering) was placed in the Trust Account.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 3, 2021. We were incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified.

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company, which is owned by Tortoise and our management (directly or indirectly, including through family trusts). The registration statement for our Initial Public Offering was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to the Anchor Investors over the price paid by such Anchor Investors for such Founder Shares. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities.

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000.

Upon the closing of the Initial Public Offering on July 22, 2021, and the closing of the Over-Allotment on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. If we have not completed an business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed an initial business combination within such 24-month period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $1.2 million in operating cash and working capital of approximately $2.1 million.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Founder Shares, and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination and one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our initial business combination.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through December 31, 2021, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the period from February 3, 2021 (inception) through December 31, 2021, we had a net income of approximately $8.7 million, which consisted of $12.3 million in change in fair value of derivative warrant liabilities, partly offset by approximately $851,000 of general and administrative expenses inclusive of $54,000 of administrative expenses with a related party, approximately $1.4 million of loss on the issuance of Private Placement Warrants, and approximately $1.3 million of offering costs associated with derivative warrant liabilities.

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

Underwriting Agreement

The underwriters were paid an underwriting discount of $0.20 per Unit, or approximately $6.0 million in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per Unit, or approximately $10.5 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions from the amounts held in the Trust Account solely in the event that that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

Upon the consummation of the Over-Allotment on July 27, 2021, the underwriters were paid an additional underwriting commission of $900,000 and approximately $1.6 million in additional deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees Associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial business combination. As of December 31, 2021, we recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the date of our liquidation, we agreed to reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us. For the period from February 3, 2021 (inception) through December 31, 2021, we incurred $54,000 for such expenses, included as general and administrative expenses – related party on the financial statements of operations contained herein. As of December 31, 2021, the Company had paid in full for such services.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combination targets. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the period from February 3, 2021 (inception) through December 31, 2021, we incurred approximately $46,000 of such expenses. Approximately $7,000 was payable as of December 31, 2021.

Critical Accounting Policies and Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in connection with our Initial Public Offering, the Over-Allotment and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation. Subsequent to the public warrants being separately listed and traded from the Units, the fair value of the public warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the public warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against their carrying value upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Net Income per Ordinary Share

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of:

TortoiseEcofin Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TortoiseEcofin Acquisition Corp. III (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholder’s deficit and cash flows for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 24, 2022

PCAOB ID #100

TORTOISEECOFIN ACQUISITION CORP. III

BALANCE SHEET

December 31, 2021

Assets
Current assets:
Cash	$1,174,867
Prepaid expenses	1,179,529
Total current assets	2,354,396
Cash held in Trust Account	345,000,000
Total Assets	$347,354,396

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$93,739
Accrued expenses	116,707
Total current liabilities	210,446
Deferred legal fees	150,000
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	14,158,083
Total Liabilities	26,593,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at redemption value	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Accumulated deficit	(24,239,996)
Total shareholders’ deficit	(24,239,133)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,354,396

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENT OF OPERATIONS

For the Period from February 3, 2021 (Inception) through December 31, 2021

General and administrative expenses	$797,031
Administrative expenses - related party	54,000
Loss from operations	(851,031)
Other income (expenses):
Change in fair value of derivative warrant liabilities	12,291,083
Loss upon issuance of private placement warrants	(1,386,666)
Offering costs associated with derivative warrant liabilities	(1,328,733)
Total other income (expenses)	9,575,684
Net income	$8,724,653

Weighted average number of Class A ordinary shares - basic and diluted	17,180,982
Basic and diluted net income per share, Class A	$0.35

Weighted average number of Class B ordinary shares - basic	8,045,245
Weighted average number of Class B ordinary shares - diluted	8,625,000
Basic net income per share, Class B	$0.35
Diluted net income per share, Class B	$0.34

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENT OF CHANGES IN SHAREHOLDERS’ Deficit

For the Period from February 3, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Contribution from Sponsor upon sale of Founder Shares to anchor investors	-	-	-	-	11,104,500	-	11,104,500
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(11,128,637)	(32,964,649)	(44,093,286)
Net income	-	-	-	-	-	8,724,653	8,724,653
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENT OF CASH FLOWS

For the Period from February 3, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$8,724,653
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	3,944
Change in fair value of derivative warrant liabilities	(12,291,083)
Loss upon issuance of private placement warrants	1,386,666
Offering costs associated with derivative warrant liabilities	1,328,733
Changes in operating assets and liabilities:
Prepaid expenses	(1,179,529)
Accounts payable	93,739
Accrued expenses	31,707
Net cash used in operating activities	(1,876,170)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,450)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,400,000
Offering costs paid	(7,153,513)
Net cash provided by financing activities	348,051,037

Net change in cash	1,174,867

Cash - beginning of the period	-
Cash - end of the period	$1,174,867

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$191,506
Value of Class B ordinary shares transferred to Anchor Investors at Initial Public Offering	$11,104,500
Deferred legal fees	$150,000
Deferred underwriting commissions	$12,075,000

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

All activity for the period from February 3, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries (“Tortoise”) and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5) and $11.1 million was the excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1.3 million of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

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

The Company’s management (“management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in Trust) at the time of the signing of the agreement to enter into the initial Business Combination, and a majority of the independent directors must approve such initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Tortoise agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors agreed to vote any Founder Shares held by them, in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, Tortoise and the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.2 million in operating cash and working capital of approximately $2.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from its Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $195,000, under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021.

Cash Held in Trust Account

As of December 31, 2021, the Company had $345.0 million in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Over-Allotment and the private placement warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Period From February 3, 2021 (inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$5,942,153	$2,782,500
Allocation of net income - diluted	$5,808,657	$2,915,996

Denominator:
Basic weighted average ordinary shares outstanding	17,180,982	8,045,245
Dilutive impact of securities	-	579,755
Diluted weighted average ordinary shares outstanding	17,180,982	8,625,000

Basic net income per ordinary share	$0.35	$0.35
Diluted net income per ordinary share	$0.34	$0.34

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Excess Change in Fair Value of Private Placement Warrants

The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, “Share-based Compensation”. For the period from February 3, 2021 (inception) through December 31, 2021, the Company recorded $1.4 million. This amount is included in the change in fair value of derivative warrant liabilities on the statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of fair value over price paid of Founder Shares sold to the Anchor Investors. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1.3 million of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors is affiliated with any member of the Company’s management.

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

In exchange for the Anchor Investors’ participation in the Initial Public Offering as described in Note 3, the Sponsor sold a total of 1,650,000 Founder Shares to the Anchor Investors. The Company determined that the fair value of these Founder Shares was approximately $11.1 million (or $6.73 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Founder Shares, over the price paid by the Anchor Investors, as a cost of the Initial Public Offering.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On February 3, 2021, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the consummation of the Initial Public Offering. The Company borrowed approximately $195,000 under the Note, repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under any Working Capital Loans.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the period from February 3, 2021 (inception) through December 31, 2021, the Company incurred $54,000 for such expenses, included as general and administrative expenses - related party on the accompanying financial statements of operations. As of December 31, 2021, the Company had no amounts payable for such services.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. During the period from February 3, 2021 (inception) through December 31, 2021, the Company incurred approximately $46,000 of such expenses. Approximately $7,000 was payable as of December 31, 2021.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

Deferred Legal Fees Associated with The Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of December 31, 2021, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary shares issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	44,093,286
Class A ordinary shares subject to possible redemption	$345,000,000

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of December 31, 2021, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the warrants and agreed to use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities as of December 31, 2021, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$7,848,750	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$6,309,333	$-

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

The Public Warrants issued in connection with the Initial Public Offering and the Over-Allotment and the Private Placement Warrants sold in the Private Placement and the Second Private Placement were initially measured at fair value using a Black-Scholes option pricing model and a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants, and the fair value of the warrants issued in the Private Placement and the Second Private Placement was estimated by reference to the listed market price of the Public Warrants.

The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of February 3, 2021 (Initial Measurement)
Exercise price	$11.50
Share price	$9.58
Volatility	24.0%
Term (years)	6
Risk-free rate	0.86%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from February 3, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at February 3, 2021 (inception)	$-
Issuance of Public and Private Placement Warrants - Level 3	26,449,166
Transfer of Public Warrants to Level 1	(14,662,500)
Transfer of Private Placement Warrants to Level 2	(11,786,666)
Derivative warrant liabilities at December 31, 2021	$-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 22, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since our inception benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, additional effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Vincent T. Cubbage*	57	Chief Executive Officer and Chairman of the Board of Directors
Stephen Pang*	40	President, Chief Financial Officer and Director
William J. Clinton	75	Independent Director
Juan J. Daboub	58	Independent Director
Mary Beth Mandanas	56	Independent Director
Steven C. Schnitzer*	59	Vice President, General Counsel and Secretary
Darrell Brock, Jr.*	56	Vice President, Business Development
Evan Zimmer*	31	Vice President, Finance

*	Denotes an executive officer.

Vincent T. Cubbage — Chief Executive Officer and Chairman of the Board of Directors. Mr. Cubbage has served as our Chief Executive Officer and as a Director since February 2021 and as our Chairman of the Board of Directors since the completion of our Initial Public Offering in July 2021. Mr. Cubbage has served on the board of directors of Hyliion Holdings Corp. since October 2020 and the board of directors of Volta Inc. since August 2021. Mr. Cubbage served as Chief Executive Officer, President and as a director of Tortoise Acquisition II from July 2020, and as Chairman of the Tortoise Acquisition II Board from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta on August 26, 2021. Mr. Cubbage served as Chief Executive Officer, President and as a director of Tortoise Acquisition I from November 2018, and as Chairman of the Tortoise Acquisition I Board from the completion of its initial public offering in March 2019 to the completion of its initial business combination with Hyliion on October 1, 2020. He has served as Managing Director — Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. Mr. Cubbage served as the Chief Executive Officer and a member of the Board of Managers of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from its formation in 2006 through its wind up in December 2019. He served as Chief Executive Officer, Director and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly-traded partnership engaged in the midstream business, from October 2013 to the date of its sale in December 2017. From 2007 to 2011, Mr. Cubbage also served on the board of managers of the general partner of International Resources Partners, LP, a private partnership founded by Lightfoot Capital that was engaged in the mining of natural resources. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. in Finance from Eastern Washington University.

We believe Mr. Cubbage’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving on the board of directors of publicly traded companies, brings important and valuable skills to our board of directors.

Stephen Pang — President, Chief Financial Officer and Director. Mr. Pang has served as our President and Chief Financial Officer and as a Director since February 2021. Mr. Pang has served on the board of directors of Hyliion Holdings Corp. since October 2020. Mr. Pang served as a director of Tortoise Acquisition II from the completion of its initial public offering in September 2020, and as Chief Financial Officer of Tortoise Acquisition II from July 2020, to the completion of its initial business combination with Volta on August 26, 2021. Mr. Pang served as a director of Tortoise Acquisition I from the completion of its initial public offering in March 2019, and as Chief Financial Officer of Tortoise Acquisition I from January 2020, to the completion of its initial business combination with Hyliion on October 1, 2020. Mr. Pang is a Managing Director and Portfolio Manager at Tortoise, and is responsible for Tortoise’s public and private direct investments across its energy strategies. He has served as a Managing Director of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. Prior to joining Tortoise in 2014, Mr. Pang was a director in Credit Suisse Securities (USA) LLC’s Equity Capital Markets Group. Before joining Credit Suisse Securities (USA) LLC in 2012, he spent eight years in Citigroup Global Markets Inc.’s Investment Banking Division, where he focused on equity underwriting and corporate finance in the energy sector. Mr. Pang received a B.S. in Business Administration from the University of Richmond and is a CFA charterholder.

We believe Mr. Pang’s extensive background in capital markets, finance and investing in the energy industry brings important and valuable skills to our board of directors.

William J. Clinton — Independent Director. Mr. Clinton has served as a Director since the completion of our Initial Public Offering in July 2021. He served as the 42nd President of the United States from 1993 to 2001, Governor of Arkansas from 1983 to 1992 and Attorney General of Arkansas from 1977 to 1979. Mr. Clinton currently serves as Chairman of the board of directors of the Clinton Foundation. After leaving the White House, he founded and established the Clinton Foundation to create economic opportunity, improve public health and inspire civic engagement and service. He has worked with island nations to develop renewable energy projects and increase resilience against climate change; helped smallholder farmers in East Africa improve yields and has increased incomes through climate-smart agronomic practices.

We believe Mr. Clinton’s extensive leadership and lifetime of public service, as well as his longstanding commitment to the environment and experience in managing organizational and financial matters, bring important and valuable skills to our board of directors.

Juan J. Daboub — Independent Director. Dr. Daboub has served as a Director since the completion of our Initial Public Offering in July 2021. Dr. Daboub served as a director of Tortoise Acquisition Corp. II and a member of its audit committee from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta on August 26, 2021. Dr. Daboub has served on the Board of Directors of Philip Morris International Inc. (NYSE: PM) since May 2021. Dr. Daboub is the founding Chief Executive Officer of the Global Adaptation Institute (ND-GAIN) and has served on its Board of Directors since 2010. Mr. Daboub served as Co-Chair of the World Economic Forum Council on Climate Change from 2012 to 2014 and since 2013, has served as a Panel Member of the Innovation for Change Initiative of the United Nations Secretariat on Climate Change. In 2010, Dr. Daboub became Chairman, President and Chief Executive Officer of the Daboub Partnership, an Arcis, LLC advisory firm specialized in the implementation of public policies for countries around the world in sectors such as energy, agriculture, pensions, macroeconomics and fiscal responsibility. Since 1989, he has co-owned several companies in Latin America, including biodegradable packaging materials manufacturing and distribution of internationally recognized brands. He taught at Princeton University in 2010, and is a member of several Boards of Directors of industries in the U.S., Europe, the Middle East and Latin America, including Grupo Financiero Ficohsa in Panamá since 2014; Dorado Partners, LLC in the U.S. since 2014; K&M Advisors, LLC in the U.S. since 2014; and DeNovo Corporate Advisors in Dubai, United Arab Emirates, from 2013 to 2020. He is actively engaged in several social and non-for-profit endeavors that focus on saving lives and improving livelihoods of people in need. Dr. Daboub served as the former Managing Director of the World Bank Group from 2006 to 2010 and former Minister of Finance and Chief of Staff to the President of El Salvador from 1999 to 2004. As Managing Director of the World Bank, he oversaw operations in 110 countries in Africa, the Middle East, East Asia and Latin America. He was also responsible for the oversight of the Human Development and Sustainable Development Networks, the Information Systems Group, the World Bank Institute, the Department of Institutional Integrity and the Arab World Initiative. The Sustainable Development Network partners with countries to develop and invest in energy, water, agriculture and food and became a key player in developing the millennium development goals for the United Nations. As Minister of Finance, Dr. Daboub helped to navigate his native country through several regional economic challenges including securing and sustaining El Salvador’s investment grade rating, “dollarizing” the economy and completing a Free Trade Agreement with the U.S. During this period, he also oversaw the emergency reconstruction of El Salvador after two major earthquakes in 2001. He held high government positions in El Salvador for 12 years from 1992 to 2004, working for three different administrations without belonging to any political party; including joining the Board of CEL, El Salvador’s electric utility, and serving as president of El Salvador’s electric distribution companies. Subsequently, he was named President of ANTEL, the state-owned telecommunications company, which he re-structured and privatized through a competitive and transparent process that also de-monopolized that strategic sector. Dr. Daboub holds a Bachelor’s of Science, Masters of Science and a PhD in Industrial Engineering from North Carolina State University.

We believe Dr. Daboub’s significant international experience on market-based solutions to the effects of climate change, sustainability and governance and his experience in finance, as well as his leadership roles, both in the private and public sectors in operations and strategic planning matters, brings important and valuable skills to our board of directors.

Mary Beth Mandanas — Independent Director. Ms. Mandanas has served as a Director since the completion of our Initial Public Offering in July 2021. Since January 2022, Ms. Mandanas has served as Chief Executive Officer of Onyx Renewable Partners, LP, a renewable energy development and solutions company established by funds managed by Blackstone Energy Partners, and as a member of its Advisory Board. Since February 2022, Ms. Mandanas has served as a member of the board of directors of Energy Vault Holdings, Inc., an energy storage solutions company. From April 2021 to August 2021, Ms. Mandanas served as Chief Investment Officer of Sol Systems, LLC, a renewable energy infrastructure and impact investment company based in Washington, DC, having worked as a consultant to Sol Systems from August 2020 to April 2021. From the fall of 2015 to May 2020, Ms. Mandanas held the position of Executive Vice President, Chief Strategy Officer, of CleanChoice Energy, Inc., a company engaged in renewable energy retail supply and community solar, where she led strategic planning and was responsible for raising capital, banking/investor relations and establishing protocols for risk management and financial reporting. Prior to joining CleanChoice Energy in 2015, Ms. Mandanas worked in corporate and investment banking for more than 20 years, principally focused in the power and utility sector and executing across multiple facets of corporate finance/strategic advisory transactions, which included capital raising, structured financings, liability/interest rate/commodity risk management, treasury operations, capital allocation strategies, dividend policy and mergers and acquisitions. From 2013 to the fall of 2015, she served as Head of the Power/Utility Group in Corporate Banking at RBC Capital Markets, LLC, where she helped form the renewable tax equity business and grow the renewable loan portfolio. Prior to RBC Capital Markets, Ms. Mandanas served as Managing Director in Citigroup’s North American Power/Utility Corporate and Investment Banking Group from 2007 to 2013. From 1998 to 2007, Ms. Mandanas held various roles at Credit Suisse in the Power and Utility Investment Banking Group and in the Leveraged Finance/Financial Sponsors Group. She has worked across many industries, including companies in the power and utilities, textiles, chemicals, general industrials and education sectors. Additionally, Ms. Mandanas also spearheaded various diversity initiatives at Credit Suisse and was successful in establishing an annual leadership conference for female clients. Prior to joining Credit Suisse, she was a Vice President at NationsBank in New York. Additionally, Ms. Mandanas served on the Board of Trustees for the Business Partnership Foundation for the University of South Carolina for five years. Ms. Mandanas earned her M.B.A degree from Vanderbilt University and graduated, magna cum laude, with a B.S. from the University of South Carolina.

We believe Ms. Mandanas’ significant experience and knowledge in finance, risk management and financial reporting, investment banking, business and working with companies involved in clean energy and other areas of the energy industry and commitment to charity, as well as her educational experience, bring important and valuable skills to our board of directors.

Steven C. Schnitzer — Vice President, General Counsel and Secretary. Mr. Schnitzer has served as our Vice President, General Counsel and Secretary since February 2021. Mr. Schnitzer served as Vice President, General Counsel and Secretary of Tortoise Acquisition II from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta on August 26, 2021. Mr. Schnitzer served as Vice President, General Counsel and Secretary of Tortoise Acquisition I from the completion of its initial public offering in March 2019 to the completion of its initial business combination with Hyliion on October 1, 2020. Mr. Schnitzer joined Tortoise Capital Advisors, L.L.C. in January 2019 as Director and Private Energy — General Counsel and since September 2020 has served as Managing Director and Private Energy — General Counsel of Ecofin Investments, LLC and Tortoise Capital Advisors, L.L.C. Mr. Schnitzer served as Senior Vice President, General Counsel and Secretary of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from February 2014 through its wind-up in December 2019, and served as Senior Vice President, General Counsel and Secretary of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership, from February 2014 until its sale in December 2017. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Schnitzer practiced law with the firm of Katten Muchin Rosenman LLP, where he served as the Chair of the Corporate Group of the firm’s Washington, DC office from 2001 to January 2014 and specialized in corporate law, including mergers and acquisitions, corporate finance and securities matters. Prior to joining Katten Muchin Rosenman LLP, Mr. Schnitzer was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Crowell & Moring LLP in Washington, DC. Prior to joining Crowell & Moring LLP, Mr. Schnitzer was an Associate from 1988 to 1994 in the Corporate Finance Department of Debevoise & Plimpton LLP in New York City. Mr. Schnitzer received a Bachelor of Arts from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

Darrell Brock, Jr. — Vice President, Business Development. Mr. Brock has served as our Vice President of Business Development since February 2021. Mr. Brock served as Vice President of Business Development of Tortoise Acquisition II from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta on August 26, 2021. Mr. Brock served as Vice President of Business Development of Tortoise Acquisition I from the completion of its initial public offering in March 2019 to the completion of its initial business combination with Hyliion on October 1, 2020, and has served as Director — Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. Mr. Brock served as a Vice President of Lightfoot Capital Partners GP LLC and as Vice President of Business Development of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership engaged in the midstream business, from July 2014 until the sale of Arc Logistics Partners LP in December 2017. From 2010 to June 2014, Mr. Brock served as a consultant to Arc Logistics GP LLC and Lightfoot Capital Partners GP LLC. Prior to joining Arc Logistics GP LLC, Mr. Brock was a Managing Partner at The Cumberland Group from 2009 to 2014. From 2007 to 2009, Mr. Brock was President and Chief Executive Officer of the midstream company DTX Oil, LLC. Mr. Brock served as Commissioner of the Kentucky Governor’s Office of Development from 2003 to 2005, where he oversaw state infrastructure and development, and also served as Senior Policy Advisor to the Governor. Mr. Brock received a B.B.A. in Accounting and an M.B.A. from Eastern Kentucky University.

Evan Zimmer — Vice President, Finance. Mr. Zimmer has served as our Vice President of Finance since February 2021. Mr. Zimmer served as Vice President of Finance of Tortoise Acquisition II from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta on August 26, 2021, and as an Associate of Tortoise Capital Advisors, L.L.C. from January 2019 to September 2020 and supported the business combination activities of Tortoise Acquisition I. Since September 2020, Mr. Zimmer has served as Vice President – Private Energy of Tortoise Capital Advisors, L.L.C. and Ecofin Investments LLC. From April 2015 until February 2018, Mr. Zimmer served as an Associate of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Zimmer served as a Consultant in the Corporate Finance group at FTI Consulting, Inc. Mr. Zimmer received a Bachelor of Science degree in Business Administration from Bucknell University.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Stephen Pang, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Juan J. Daboub and William J. Clinton, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Vincent T. Cubbage and Mary Beth Mandanas, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. William J. Clinton, Juan J. Daboub and Mary Beth Mandanas serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. William J. Clinton, Juan J. Daboub and Mary Beth Mandanas are independent.

Mary Beth Mandanas serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mary Beth Mandanas qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our board of directors has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. William J. Clinton, Juan J. Daboub and Mary Beth Mandanas serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. William J. Clinton, Juan J. Daboub and Mary Beth Mandanas are independent. Juan J. Daboub serves as chair of the compensation committee.

Our board of directors has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. William J. Clinton, Juan J. Daboub and Mary Beth Mandanas serve as members of our nominating and corporate governance committee. William J. Clinton serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual general meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us, we believe that, during the year ended December 31, 2021, our directors, officers and ten percent holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. You may review this document on our website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 6363 College Boulevard, Overland Park, KS or by telephone at (913) 981-1020. If we amend or waive certain provisions of our Code of Ethics, we will disclose such amendments or waivers in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Tortoise manages several investment vehicles. Tortoise and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within Tortoise may be suitable for both us and for current or future Tortoise Funds and may be directed to such affiliates rather than to us. Neither Tortoise nor members of our management team who are also employed by Tortoise have any obligation to present us with any opportunity for a potential business combination of which they become aware. Tortoise and/or our management, in their capacities as partners, officers or employees of Tortoise or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of Tortoise, or third parties, before they present such opportunities to us.

Additionally, Tortoise and certain of our officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with any affiliates of Tortoise or the Tortoise Funds. Such entities may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, members of our management team or their affiliates may sponsor other special purpose acquisition companies similar to ours during the period in which we are seeking an initial business combination and our officers and directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we have entered into a letter of intent, agreement in principle or definitive agreement regarding our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management teams. Investors and potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Tortoise and our Sponsor, officers and directors are not entitled to redemption rights with respect to any Founder Shares or public shares held by them in connection with the consummation of our initial business combination. Additionally, Tortoise and our Sponsor, officers and directors are not entitled to rights to liquidating distributions with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and Class A ordinary shares underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we reimburse an amount equal to $10,000 per month to Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support made available to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, or such higher percentage as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association. Tortoise and our Sponsor and each member of our management team have agreed to vote any Founder Shares held by them and any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors are indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to reimburse Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our named executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
TortoiseEcofin Sponsor III LLC (our Sponsor)(2)(3)	6,855,000	15.9%
Adage Capital Partners, L.P.(4)	2,850,000	6.6%
D. E. Shaw Valence Portfolios, L.L.C.(5)	2,970,000	6.9%
Linden Capital L.P.(6)	2,970,000	6.9%
Sandia Investment Management L.P.(7)	2,970,000	6.9%
Vincent T. Cubbage	—	*
Stephen Pang	—	*
William J. Clinton(2)	40,000	*
Juan J. Daboub(2)	40,000	*
Mary Beth Mandanas(2)	40,000	*
Steven C. Schnitzer	—	*
Darrell Brock, Jr.	—	*
Evan J. Zimmer	—
All directors and executive officers as a group (8 individuals)	120,000	*

*	Less than one percent.
(1)	This table is based on 43,125,000 ordinary shares outstanding at March 24, 2022, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 6363 College Boulevard, Overland Park, KS 66211.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	TortoiseEcofin Sponsor III LLC is the record holder of the shares reported herein. TortoiseEcofin Borrower LLC is the managing member of TortoiseEcofin Sponsor III LLC. TortoiseEcofin Parent Holdco LLC is the sole member of TortoiseEcofin Borrower LLC, and TortoiseEcofin Investments, LLC is the sole member of TortoiseEcofin Parent Holdco LLC. TortoiseEcofin Investments, LLC is controlled by a board of directors, which consists of Robert M. Belke, Brad Armstrong, H. Kevin Birzer, Gary P. Henson, Brad Hilsabeck, Ron Cordes and Rehana Nathoo. Accordingly, the members of the board of directors of TortoiseEcofin Investments, LLC may be deemed to have or share beneficial ownership of the ordinary shares held directly by TortoiseEcofin Sponsor III LLC. In addition, Vincent T. Cubbage, Stephen Pang, Steven C. Schnitzer, Darrell Brock, Jr. and Evan Zimmer (or their family trusts, as applicable) are members of TortoiseEcofin Sponsor III LLC. Mr. Cubbage, Mr. Pang, Mr. Schnitzer, Mr. Brock and Mr. Zimmer have no voting or dispositive power over such securities and hereby disclaim beneficial ownership of such securities.

(4)	According to a Schedule 13G filed with the SEC on August 2, 2021 (as amended on February 10, 2022) on behalf of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by Adage Capital Partners, L.P. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners, L.P., Adage Capital Advisors, L.L.C. is the managing member of Adage Capital Partners GP, L.L.C., and Messrs. Atchinson and Gross are managing members of Adage Capital Advisors, L.L.C. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the Class A ordinary shares beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Messrs. Atchinson and Gross, as managing members of Adage Capital Advisors, L.L.C., have shared power to vote the Class A ordinary shares beneficially owned by Adage Capital Partners, L.P. The business address of this shareholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(5)	According to a Schedule 13G filed with the SEC on August 2, 2021 on behalf of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P., and David E. Shaw, the shares reported herein are directly owned by D. E. Shaw Valence Portfolios, L.L.C. David E. Shaw does not own any Class A ordinary shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the Class A ordinary shares, therefore, David E. Shaw may be deemed to be the beneficial owner of such Class A ordinary shares. David E. Shaw disclaims beneficial ownership of such Class A ordinary shares. The business address of this shareholder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
(6)	According to a Schedule 13G filed with the SEC on July 28, 2021 (as amended on February 3, 2022) on behalf of Linden Capital L.P., Linden GP LLC, Linden Advisors LP and Siu Min Wong, the shares reported herein are directly owned by Linden Capital L.P. Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the Class A ordinary shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. Mr. Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong may each be deemed to beneficially own the Class A ordinary shares held by Linden Capital L.P. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda and the business address of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Sandia Investment Management L.P. and Timothy J. Sichler, the shares reported herein are beneficially owned by Sandia Investment Management L.P. in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as Managing Member of the general partner of Sandia Investment Management L.P., and in such capacity may be deemed to indirectly beneficially own the Class A ordinary shares held by Sandia Investment Management L.P.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In February 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. In February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters in our Initial Public Offering did not exercise their over-allotment option). The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In July 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. In connection with the Anchor Investors purchasing 32,400,000 Units in our Initial Public Offering and the Over-allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. In July 2021, we consummated the Over-Allotment and 1,125,000 Founder Shares were no longer subject to forfeiture.

Private Placement Warrants

TortoiseEcofin Borrower purchased an aggregate of 6,333,333 Private Placement Warrants for a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our Initial Public Offering. Concurrently with the consummation of the Over-Allotment, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants. As such, our Sponsor’s interest in this transaction is valued at approximately $10,400,000. Each Private Placement Warrant entitles the holder to purchase one of our Class A ordinary shares at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement with Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, pursuant to which we agreed to reimburse Tortoise Capital Advisors, L.L.C. a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our shareholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholders meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of Founder Shares to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $195,000 to cover expenses related to our Initial Public Offering and certain operating expenses. On July 22, 2021, we repaid our Sponsor in full and borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, dated July 19, 2021, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our business combination, (i) if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that William J. Clinton, Juan J. Daboub and Mary Beth Mandanas are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from February 3, 2021 (date of inception) through December 31, 2021
Audit Fees(1)	$114,845
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$114,845

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of TortoiseEcofin Acquisition Corp. III (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).
4.4	Warrant Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22 2021).
4.5*	Description of Securities.
10.1	Letter Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.2	Investment Management Trust Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.3	Registration Rights Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC, TortoiseEcofin Borrower LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.4	Administrative Support Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Tortoise Capital Advisors, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISEECOFIN ACQUISITION CORP. III

Date: March 24, 2022	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent T. Cubbage	Chief Executive Officer and	March 24, 2022
Vincent T. Cubbage	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Stephen Pang	President, Chief Financial Officer and Director	March 24, 2022
Stephen Pang	(Principal Financial Officer and Principal
Accounting Officer)

/s/ William J. Clinton	Director	March 24, 2022
William J. Clinton

/s/ Juan J. Daboub	Director	March 24, 2022
Juan J. Daboub

/s/ Mary Beth Mandanas	Director	March 24, 2022
Mary Beth Mandanas