Form 10-Q
period 2022-03-31
TortoiseEcofin Acquisition Corp. III
filed 2022-05-11
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

TORTOISEECOFIN ACQUISITION CORP. III

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40633	98-1583266
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

6363 College Boulevard Overland Park, KS	66211
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 (Inception) Through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 Inception) Through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 (Inception) Through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$763,898	$1,174,867
Prepaid expenses	1,058,603	1,179,529
Total current assets	1,822,501	2,354,396
Investments held in Trust Account	345,049,463	345,000,000
Total Assets	$346,871,964	$347,354,396

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$295,116	$93,739
Accrued expenses	-	116,707
Total current liabilities	295,116	210,446
Deferred legal fees	150,000	150,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	7,779,167	14,158,083
Total Liabilities	20,299,283	26,593,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at $10.00 redemption value at March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Accumulated deficit	(18,428,182)	(24,239,996)
Total shareholders’ deficit	(18,427,319)	(24,239,133)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,871,964	$347,354,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From February 3, 2021 (inception) Through March 31, 2021
General and administrative expenses	$586,565	$31,602
Administrative expenses - related party	30,000	-
Loss from operations	(616,565)	(31,602)
Other income:
Change in fair value of derivative warrant liabilities	6,378,916	-
Interest income from investments held in Trust Account	49,463	-
Total other income	6,428,379	-
Net income (loss)	$5,811,814	$(31,602)

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	-
Basic and diluted net income per share, Class A	$0.13	$-
Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	7,500,000
Basic and diluted net income per share, Class B	$0.13	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ Deficit

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)
Net income	-	-	-	-	-	5,811,814	5,811,814
Balance - March 31, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(18,428,182)	$(18,427,319)

For the Period from February 3, 2021 (Inception) Through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(31,602)	(31,602)
Balance - March 31, 2021 (Unaudited)	-	$-	8,625,000	$863	$24,137	$(31,602)	$(6,602)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From February 3, 2021 (inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,811,814	$(31,602)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	430
Change in fair value of derivative warrant liabilities	(6,378,916)	-
Interest income from investments held in Trust Account	(49,463)	-
Changes in operating assets and liabilities:
Prepaid expenses	120,926	-
Accounts payable	201,377	-
Accrued expenses	(116,707)	6,172
Net cash used in operating activities	(410,969)	-

Net change in cash	(410,969)	-

Cash - beginning of the period	1,174,867	-
Cash - end of the period	$763,898	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$162,562
Offering costs paid by related party under promissory note	$-	$117,340

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

All activity for the period from February 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

Upon the closing of the Initial Public Offering and the Private Placement on July 22, 2021, and the Over-Allotment and the Second Private Placement on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management (“management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination, and a majority of the independent directors must approve such initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Tortoise agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors agreed to vote any Founder Shares held by them, in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, Tortoise and the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Anchor Investors are not entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the Combination Period).

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $764,000 in operating cash and working capital of approximately $1.5 million.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $195,000, under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021 and borrowings under the Note are no longer available. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 8).

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2022 and December 31, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Over-Allotment and the private placement warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended March 31, 2022		For The Period From February 3, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class B

Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$4,649,451	$1,162,363	$(31,602)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$(0.00)

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until one year after the completion of a Business Combination or earlier if, subsequent to the Business Combination, (x) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Tortoise, the Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of a Business Combination (see Note 8).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under any Working Capital Loans.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of March 31, 2022 and December 31, 2021, the Company had no amounts payable for such services.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0, respectively, of such expenses. Approximately $6,000 and $7,000 was payable as of March 31, 2022 and December 31, 2021, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Company’s initial shareholders and Tortoise at the completion of the Initial Public Offering or acquired prior to or in connection with a Business Combination, are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares held by the initial shareholders, in accordance with the letter agreement the Company’s initial shareholders entered into, (ii) in the case of the Founder Shares held by the Anchor Investors, in accordance with the investment agreements entered into by and among the Company, the Sponsor and the Anchor Investors and (iii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees Associated with The Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of a Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheet.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statements and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of the financial statements.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary shares issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	44,093,286
Class A ordinary shares subject to possible redemption	$345,000,000

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except that in respect of any vote or votes to continue the Company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the Company in such other jurisdiction), holders of Class B ordinary shares will have ten votes per share and holders of Class A ordinary shares will have one vote per share, and except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors (and may also remove a member of the board of directors for any reason) prior to a Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities as of March 31, 2022 and December 31, 2021, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$345,049,463	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,312,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$3,466,667	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$7,848,750	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$6,309,333	$-

There were no assets required to be measured on a recurring basis as of December 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, and the estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement as a result of the Public Warrants being separately listed and traded in September 2021. There were no transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021.

The Public Warrants issued in connection with the Initial Public Offering and the Over-Allotment, and the Private Placement Warrants sold in the Private Placement and the Second Private Placement were initially measured at fair value using a Black-Scholes option pricing model and a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants, and the fair value of the warrants issued in the Private Placement and the Second Private Placement was estimated by reference to the listed market price of the Public Warrants.

For the three months ended March 31, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $6.4 million, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

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

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by TortoiseEcofin Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries and our management (directly or indirectly, including through family trusts). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) over the price paid by such Anchor Investors for such Founder Shares. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities.

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company and an affiliate of the Sponsor (“TortoiseEcofin Borrower”), generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”).

Upon the closing of the Initial Public Offering and the Private Placement on July 22, 2021, and the closing of the Over-Allotment and the Second Private Placement on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $764,000 in operating cash and working capital of approximately $1.5 million.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings under the Note are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through March 31, 2022, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2022, we had a net income of approximately $5.8 million, which consisted of approximately $6.4 million in change in fair value of derivative warrant liabilities and approximately $49,000 in interest income from investments held in the Trust Account, partly offset by approximately $617,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the period from February 3, 2021 (inception) through March 31, 2021, we had a net loss of approximately $32,000, which consisted solely of general and administrative expenses.

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

Deferred Legal Fees Associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial business combination. As of March 31, 2022 and December 31, 2021, we recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial business combination and the date of our liquidation, we agreed to reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us. For the three months ended March 31, 2022, we incurred $30,000 for such expenses, included as general and administrative expenses - related party on the unaudited condensed financial statements of operations contained herein. As of March 31, 2022 and December 31, 2021, the Company had paid in full for such services.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combination targets. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021, we incurred approximately $35,000 and $0, respectively, of such expenses. Approximately $6,000 and $7,000 was payable as of March 31, 2022 and December 31, 2021, respectively.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 24, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our unaudited condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Estimates” in our 2021 Annual Report .

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 22, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since our inception benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2021 Annual Report, except as set forth below.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; requiring incremental disclosure for projections and eliminating the Private Securities Litigation Reform Act safe harbor for forwarding-looking statements, in each case included in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a potential safe harbor from regulation under the Investment Company Act if SPACs meet certain requirements. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to identify a target company and our ability to negotiate and complete our initial business combination and, furthermore, may materially increase the costs and time related thereto.

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

Of the gross proceeds received from the Initial Public Offering and the full exercise of the over-allotment option to purchase additional units, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering, the Over-Allotment and certain proceeds from the sale of the Private Placement Warrants may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,900,000 in underwriting discounts and commissions and incurred approximately $680,000 for other costs and expenses related to the Initial Public Offering, as well as $11.1 million, representing the fair value of Founder Shares sold by the Sponsor to the Anchor Investors. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11st day of May, 2022.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)