Form 10-Q
period 2022-06-30
TortoiseEcofin Acquisition Corp. III
filed 2022-08-11
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 3, 2021 (Inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 3, 2021 Inception) Through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 3, 2021 (Inception) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$566,202	$1,174,867
Prepaid expenses	839,228	1,179,529
Total current assets	1,405,430	2,354,396
Investments held in Trust Account	345,515,350	345,000,000
Total Assets	$346,920,780	$347,354,396

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$211,267	$93,739
Accrued expenses	40,320	116,707
Total current liabilities	251,587	210,446
Deferred legal fees	150,000	150,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	4,978,667	14,158,083
Total Liabilities	17,455,254	26,593,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at $10.01 and $10.00 at June 30, 2022 and December 31, 2021, respectively	345,415,350	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Accumulated deficit	(15,950,687)	(24,239,996)
Total shareholders’ deficit	(15,949,824)	(24,239,133)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,920,780	$347,354,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended	For The Period From February 3, 2021 (inception) Through
	2022	2021	June 30, 2022	June 30, 2021
General and administrative expenses	$343,542	$19,758	$930,107	$51,360
Administrative expenses - related party	30,000	-	60,000	-
Loss from operations	(373,542)	(19,758)	(990,107)	(51,360)
Other income:
Change in fair value of derivative warrant liabilities	2,800,500	-	9,179,416	-
Interest income from investments held in Trust Account	465,887	-	515,350	-
Total other income	3,266,387	-	9,694,766	-
Net income (loss)	$2,892,845	$(19,758)	$8,704,659	$(51,360)

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	-	34,500,000	-
Basic and diluted net income per share, Class A	$0.07	$-	$0.20	$-
Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B	$0.07	$(0.00)	$0.20	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ Deficit

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)
Net income	-	-	-	-	-	5,811,814	5,811,814
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(18,428,182)	(18,427,319)
Increase in Class A ordinary shares subject to possible redemption	-	-	-	-	-	(415,350)	(415,350)
Net income	-	-	-	-	-	2,892,845	2,892,845
Balance - June 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(15,950,687)	$(15,949,824)

For the Three Months Ended June 30, 2021 and For the Period from February 3, 2021 (Inception) Through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(31,602)	(31,602)
Balance - March 31, 2021	-	-	8,625,000	863	24,137	(31,602)	(6,602)
Net loss	-	-	-	-	-	(19,758)	(19,758)
Balance - June 30, 2021	-	$-	8,625,000	$863	$24,137	$(51,360)	$(26,360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period From
	For The	February 3, 2021
	Six Months Ended	(inception) Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,704,659	$(51,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	3,944
Change in fair value of derivative warrant liabilities	(9,179,416)	-
Interest income from investments held in Trust Account	(515,350)	-
Changes in operating assets and liabilities:
Prepaid expenses	340,301	-
Accounts payable	117,528	-
Accrued expenses	(76,387)	22,416
Net cash used in operating activities	(608,665)	-

Net change in cash	(608,665)	-

Cash - beginning of the period	1,174,867	-
Cash - end of the period	$566,202	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$174,915
Offering costs paid by related party under promissory note	$-	$181,814
Offering costs included in deferred legal fees	$-	$135,000

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

All activity for the period from February 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $566,000 in operating cash and working capital of approximately $1.2 million.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $195,000, under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021 and borrowings under the Note are no longer available. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or through the liquidation date. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2022 and December 31, 2021, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary share subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended June 30,			For The Six Months Ended		For The Period From February 3, 2021 (inception) Through June 30,
	2022		2021	June 30, 2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$2,314,276	$578,569	$(19,758)	$6,963,727	$1,740,932	$(51,360)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	7,500,000	34,500,000	8,625,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.00)	$0.20	$0.20	$(0.01)

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under any Working Capital Loans.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $0, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. For the six months ended June 30, 2022 and for the period from February 3, 2021 (inception) through June 30, 2021, the Company incurred $60,000 and $0, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of June 30, 2022 and December 31, 2021, the Company had no amounts payable for such services.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three months ended June 30, 2022 and 2021, the Company incurred $15,000 and $0, respectively, of such expenses. During the six months ended June 30, 2022 and for the period from February 3, 2021 (inception) through June 30, 2021, the Company incurred $50,000 and $0, respectively, of such expenses. Approximately $1,000 and $7,000 was payable as of June 30, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees Associated with The Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of a Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheet.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	44,093,286
Class A ordinary share subject to possible redemption, December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	415,350
Class A ordinary share subject to possible redemption, June 30, 2022	$345,415,350

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities as of June 30, 2022 and December 31, 2021, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$345,515,350	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$2,760,000	$-
Derivative warrant liabilities - Private Warrants	$-	$2,218,667	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$7,848,750	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$6,309,333	$-

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There were no assets required to be measured on a recurring basis as of December 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, and the estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement as a result of the Public Warrants being separately listed and traded in September 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. There were no other transfers to/from Levels 1, 2 and 3 during the three and six months ended June 30, 2022 and 2021.

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

For the three and six months ended June 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $2.8 million and $9.2 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

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

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $566,000 in operating cash and working capital of approximately $1.2 million.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings under the Note are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or through the liquidation date. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our initial business combination.

However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if we executed a letter of intent agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through June 30, 2022, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2022, we had a net income of approximately $2.9 million, which consisted of approximately $2.8 million in change in fair value of derivative warrant liabilities and approximately $466,000 in interest income from investments held in the Trust Account, partly offset by approximately $374,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the three months ended June 30, 2021, we had a net loss of approximately $20,000, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had a net income of approximately $8.7 million, which consisted of approximately $9.2 million in change in fair value of derivative warrant liabilities and approximately $515,000 in interest income from investments held in the Trust Account, partly offset by approximately $990,000 of general and administrative expenses inclusive of $60,000 of administrative expenses with a related party.

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

Deferred Legal Fees Associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial business combination. As of June 30, 2022 and December 31, 2021, we recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial business combination and the date of our liquidation, we agreed to reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us. For the three months ended June 30, 2022 and 2021, we incurred $30,000 and $0, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. For the six months ended June 30, 2022 and for the period from February 3, 2021 (inception) through June 30, 2021, we incurred $60,000 and $0, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of June 30, 2022 and December 31, 2021, we had no amounts payable for such services.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combination targets. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the three months ended June 30, 2022 and 2021, we incurred $15,000 and $0, respectively, of such expenses. During the six months ended June 30, 2022 and for the period from February 3, 2021 (inception) through June 30, 2021, we incurred $50,000 and $0, respectively, of such expenses. Approximately $1,000 and $7,000 was payable as of June 30, 2022 and December 31, 2021, respectively.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 24, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our unaudited condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Critical Accounting Estimates” in our 2021 Annual Report.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of August, 2022.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)