Form 10-K
period 2022-12-31
TortoiseEcofin Acquisition Corp. III
filed 2023-03-22
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant, began trading on the New York Stock Exchange on July 20, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing September 9, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $349.2 million, determined using the per share closing price on the New York Stock Exchange on that date of $9.66. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2023, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	our ability to consummate our initial business combination due to various social and political circumstances in the United States and around the world, including rising tensions between the United States and China and the ongoing conflict between Russia and Ukraine;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

●	We are a company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Past performance by our management team, Tortoise Acquisition II, Tortoise Acquisition I, Tortoise, the Tortoise Funds, Lightfoot Capital, and by companies affiliated with celebrities or public figures, and any related investment may not be indicative of future performance of an investment in us.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or Tortoise which may raise potential conflicts of interest.

●	Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	Holders of our Founder Shares control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint or remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	An investment in our Class A ordinary shares, and certain subsequent transactions with respect to our Class A ordinary shares, may result in uncertain or adverse U.S. federal income tax consequences, including uncertainty with respect to the applicable holding period of our Class A ordinary shares.

●	We may be treated as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

v

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

In February 2021, our Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for $25,000, or approximately $0.003 per share. In February 2021, we effected a share capitalization of 1,437,500 of our Class B ordinary shares, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. On July 27, 2021, the underwriters purchased the Units (as defined below) subject to the over-allotment option in full (the “Over-Allotment”) and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture. In connection with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. On October 28, 2022, one of our independent directors resigned and forfeited their 40,000 Founder Shares. On October 31, 2022, we issued 40,000 Founder Shares to a newly appointed independent director. The holders of our Founder Shares (other than the Anchor Investors) are referred to herein as our “initial shareholders.”

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

Our Company

We are a blank check company incorporated as a Cayman Islands exempted company in February 2021 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We intend to acquire and operate a business in the broad energy transition or sustainability arena targeting industries that require innovative solutions to decarbonize in order to meet critical emission reduction objectives. The Intergovernmental Panel on Climate Change estimates, based on research carried out by six global integrated assessment model teams, that limiting global warming to 1.5 degrees Celsius above pre-industrial temperatures will require annual investments of $1.6-$3.8 trillion in the global supply-side energy system through 2050, with some climate scenarios requiring net-zero global emissions by 2050, resulting in the need for high-growth energy transition and technology solutions. In light of this and other developments fostering a sense of urgency and responsibility, as of March 2023, more than 2,396 companies worldwide are leading the zero-carbon transition by setting emissions reduction targets through the Science Based Targets initiative (SBTi). We believe our management team, together with the broader Tortoise Ecofin Platforms, which are affiliates of our Sponsor, are well suited to identify opportunities that create a positive environmental impact, exhibit strong Environmental, Social and Governance (“ESG”) attributes and have the potential to generate attractive risk-adjusted returns for our shareholders, although we may pursue a business combination opportunity in any business or industry.

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

Management, Our Sponsor and Board of Directors

We are led by our co-founder Vincent Cubbage, who serves as our Chief Executive Officer and Chairman of the Board and has over 27 years of investment experience. Mr. Cubbage co-founded and served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition II and continues to serve on the board of directors of Volta Inc. following the closing of Tortoise Acquisition II’s business combination with Volta. Mr. Cubbage currently serves as the Interim Chief Executive Officer of Volta Inc. Mr. Cubbage also co-founded and served as Chief Executive Officer, President and Chairman of the Board of Tortoise Acquisition I and continues to serve on the board of directors of Hyliion Holdings Corp. following the closing of Tortoise Acquisition I’s business combination with Hyliion. Mr. Cubbage joined Tortoise Capital Advisors, L.L.C. in January 2019 and is a Managing Director on the Private Energy Transition team. Prior to joining Tortoise Capital Advisors, L.L.C., Mr. Cubbage founded private equity firm Lightfoot Capital in 2006 and served as its Chief Executive Officer and Managing Partner from 2006 to 2019. Mr. Cubbage also served as the Chief Executive Officer and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), a portfolio company formed by Lightfoot Capital in 2007 and sold in 2017. Prior to founding Lightfoot Capital, Mr. Cubbage was an investment banker and, among other positions, was a Senior Managing Director and sector head in the Investment Banking Division of Banc of America Securities.

Our management team includes all of the members of the management team of Tortoise Acquisition II and Tortoise Acquisition I. Mr. Stephen Pang serves as our President and Chief Financial Officer and as a Director on our Board. He also served as Chief Financial Officer and as a Director of Tortoise Acquisition II and Tortoise Acquisition I and continues to serve on the board of directors of Hyliion Holdings Corp. following the closing of Tortoise Acquisition I’s business combination with Hyliion. Mr. Pang is a Managing Director on the Private Energy Transition team at Tortoise Capital Advisors, L.L.C. and is responsible for the firm’s public and private direct investments, including PIPEs. Throughout its history, Tortoise Capital Advisors, L.L.C. has been involved in over 87 PIPEs across various investment vehicles. Mr. Darrell Brock serves as our Vice President of Business Development and Mr. Steven Schnitzer serves as our Vice President, General Counsel and Secretary, each of whom served in the same capacities for Tortoise Acquisition II and Tortoise Acquisition I. Mr. Evan Zimmer serves as our Vice President of Finance and served in the same capacity for Tortoise Acquisition II. In addition, Mr. Evan Zimmer was an employee of Tortoise who was dedicated to the business combination activities of Tortoise Acquisition I. Messrs. Brock, Schnitzer and Zimmer served in similar capacities at Lightfoot Capital and Arc Logistics under Mr. Cubbage’s leadership. The members of our entire management team have extensive experience identifying, evaluating, negotiating and completing the types of transactions that we plan to pursue for our initial business combination.

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

Our management team also draws upon the resources and support of the broader Tortoise Ecofin Platforms, which brings decades of investing expertise in the areas of sustainability, energy transition, infrastructure, water and clean energy. Founded in 2002, Tortoise has a family of investment funds with over $9.5 billion of assets under management as of January 31, 2023. Tortoise has built a successful track record through a disciplined investment framework, with expertise that spans across the entire energy value chain in addition to sustainable infrastructure, including wind, solar and battery storage assets and social infrastructure. Tortoise is a signatory to the United Nations’ Principles for Responsible Investment and incorporates SDGs and ESG factor analysis into its investment strategy, policies and practices firmwide. Tortoise’s “Teal Energy Deal” promotes a reduction in carbon emissions globally by adopting a transition to a cleaner energy future. The Teal Energy Deal principally aligns with the following four SDGs: (1) No poverty; (7) Affordable and Clean Energy; (9) Industry, Innovation and Infrastructure; and (13) Climate Action.

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

Our management team brings a diversity of transactional and investing experience that will enable us to evaluate opportunities across multiple sectors. Throughout his long career, including as Chief Executive Officer of Tortoise Acquisition II and Tortoise Acquisition I, investment banker, Chief Executive Officer and Managing Partner of Lightfoot Capital and Chief Executive Officer and Chairman of the Board of NYSE-listed Arc Logistics, Mr. Cubbage oversaw the evaluation of hundreds of acquisitions and investments. As a Managing Director and Portfolio Manager at Tortoise Capital Advisors, L.L.C., Mr. Pang has evaluated and made numerous portfolio company investments across a broad platform of industry sectors and strategies. We believe the breadth of Tortoise’s and Messrs. Cubbage’s and Pang’s investment experience across multiple sub-sectors is a competitive advantage.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues equaled or exceeded $100 million during our most recently completed fiscal year or (ii) the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise, other than the nonconvertible, unsecured promissory note (the “2023 Note”) issued by us on February 1, 2023, in the principal amount of $500,000, to TortoiseEcofin Borrower to fund our working capital needs. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” for a more complete description of the 2023 Note.

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

Permitted Purchases of our Securities

In connection with the shareholder approval of our business combination, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market prior to the completion of our initial business combination. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. Any such privately negotiated purchases may be effected at purchase prices that are no higher than the per share pro rata portion of the Trust Account. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Any public shares purchased by our Sponsor or its affiliates would not be voted in favor of approving the initial business combination.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, our Sponsor and its affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. To the extent that our Sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

●	the amount of such public shares purchased by our Sponsor or its affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor or its affiliates;

●	the impact, if any, of the purchases by our Sponsor or its affiliates on the likelihood that the initial business combination will be approved;

●	the identities of our security holders who sold to our Sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor or its affiliates; and

●	the number of public shares for which we have received redemption requests in connection with the initial business combination.

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

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $600,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	repayment of up to an aggregate of $500,000 in loans made to us by TortoiseEcofin Borrower under the 2023 Note to fund our working capital needs;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance general working capital needs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing and the 2023 Note, the terms of such loans have not been determined and no written agreements exist with respect to such loans.

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

Risks Relating to our Search for, Consummation of or Inability to Consummate a Business Combination and Post-Business Combination Risks

We are a company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

In connection with shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares and public warrants.

In connection with shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market prior to the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. Any such privately negotiated purchases may be effected at purchase prices that are no higher than the per share pro rata portion of the Trust Account. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. None of our Sponsor, directors, officers, advisors or any of their respective affiliates will make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such public shares or during a restricted period under Regulation M under the Exchange Act. Such a purchase could include a contractual acknowledgement that such public shareholder, although still the record holder of such public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Any public shares purchased by our Sponsor or its affiliates would not be voted in favor of approving the initial business combination.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, our Sponsor and its affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions. The purpose of any such purchases of shares could be to increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. To the extent that our Sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

●	the amount of such public shares purchased by our Sponsor or its affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor or its affiliates;

●	the impact, if any, of the purchases by our Sponsor or its affiliates on the likelihood that the initial business combination will be approved;

●	the identities of our security holders who sold to our Sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor or its affiliates; and

●	the number of public shares for which we have received redemption requests in connection with the initial business combination.

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

As of December 31, 2022, we had approximately $79,000 of cash outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. On February 1, 2023, we issued the 2023 Note to TortoiseEcofin Borrower in the principal amount of $500,000. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of the members of our management team and certain of our directors are employed by Tortoise or affiliates of Tortoise, which is an investment manager to various private investment funds which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities, and our Chief Executive Officer, Vince Cubbage, has served as the interim Chief Executive Officer of Volta Inc. since June 2022. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

In February 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. In February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares. Our Founder Shares will be worthless if we do not complete an initial business combination. In connection with our Initial Public Offering, our Sponsor (i) forfeited a total of 120,000 Founder Shares, and 40,000 Founder Shares were issued to each of our original independent directors, William J. Clinton, Juan J. Daboub and Mary Beth Mandanas and (ii) sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment. On October 28, 2022, Mr. Clinton resigned and forfeited his 40,000 Founder Shares. On October 31, 2022, we issued 40,000 Founder Shares to Greg A. Walker in connection with his appointment as our independent director. In addition, TortoiseEcofin Borrower has purchased an aggregate of 6,933,333 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $9,500,000, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the public shares, except that only holders of the Founder Shares have the right to vote on the appointment or removal of directors prior to our initial business combination and they are Class B ordinary shares that automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) that they will not be entitled to redemption rights with respect to the Founder Shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month (or 27-month, as applicable) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues equaled or exceeded $100 million during our most recently completed fiscal year or (ii) the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

At March 22, 2023, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 32 holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our Private Placement Warrants.

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

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 Private Placement Warrants in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”).

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed an initial business combination within such 24-month period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $79,000 in operating cash and working capital of approximately $350,000.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Founder Shares, and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans. On February 1, 2023, we issued the 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” for a more complete description of the 2023 Note.

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

However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate an initial business combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if we execute a letter of intent agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but has not completed the initial business combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through December 31, 2022, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had net income of approximately $14.2 million, which consisted of approximately $11.0 million in change in fair value of derivative warrant liabilities and approximately $5.0 million in interest income from investments held in the Trust Account, partly offset by approximately $1.7 million of general and administrative expenses inclusive of $120,000 of administrative expenses with a related party.

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

Deferred Legal Fees Associated with Initial Public Offering

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees until the closing of our initial business combination. As of December 31, 2022 and 2021, we recorded an aggregate of approximately $174,000 and $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement pursuant to which, commencing on the date that our Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the date of our liquidation, we agreed to reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to us. For the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, we incurred $120,000 and $54,000 for such expenses, respectively, included as general and administrative expenses - related party on the financial statements of operations contained herein. As of December 31, 2022 and 2021, we had no amounts payable for such services.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combination targets. Our audit committee will review on a quarterly basis all payments that were made by our Company to the Sponsor, executive officers or directors, or our Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, we incurred approximately $71,000 and $46,000 of such expenses, respectively. Approximately $1,000 and $7,000 was payable as of December 31, 2022 and 2021, respectively.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm (WithumSmith+Brown, PC, New York, NY, Auditor Firm ID: 100)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

TortoiseEcofin Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TortoiseEcofin Acquisition Corp. III (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 22, 2023

PCAOB Number 100

TORTOISEECOFIN ACQUISITION CORP. III

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$78,997	$1,174,867
Prepaid expenses	421,809	1,179,529
Total current assets	500,806	2,354,396
Investments and Cash held in Trust Account	349,991,153	345,000,000
Total Assets	$350,491,959	$347,354,396

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,076	$93,739
Accrued expenses	120,960	116,707
Total current liabilities	151,036	210,446
Deferred legal fees	173,667	150,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	3,111,667	14,158,083
Total Liabilities	15,511,370	26,593,529

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at $10.14 and $10.00 at December 31, 2022 and 2021, respectively	349,891,153	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and 2021	863	863
Accumulated deficit	(14,911,427)	(24,239,996)
Total shareholders’ deficit	(14,910,564)	(24,239,133)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$350,491,959	$347,354,396

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For The Period From February 3, 2021 (inception) Through December 31, 2021
General and administrative expenses	$1,697,963	$797,031
Administrative expenses - related party	120,000	54,000
Loss from operations	(1,817,963)	(851,031)
Other income (expenses):
Change in fair value of derivative warrant liabilities	11,046,416	12,291,083
Loss upon issuance of private placement warrants	-	(1,386,666)
Offering costs associated with derivative warrant liabilities	-	(1,328,733)
Interest income from investments held in Trust Account	4,991,153	-
Total other income (expenses)	16,037,569	9,575,684
Net income	$14,219,606	$8,724,653

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	17,180,982
Basic and diluted net income per share, Class A	$0.33	$0.35

Weighted average number of Class B ordinary shares - basic	8,625,000	8,045,245
Weighted average number of Class B ordinary shares - diluted	8,625,000	8,625,000
Basic net income per share, Class B	$0.33	$0.35
Diluted net income per share, Class B	$0.33	$0.34

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ Deficit

For the Year Ended December 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)
Forfeiture of Class B ordinary shares	-	-	(40,000)	(4)	4	-	-
Issuance of Class B ordinary shares	-	-	40,000	4	112	-	116
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	(116)	(4,891,037)	(4,891,153)
Net income	-	-	-	-	-	14,219,606	14,219,606
Balance - December 31, 2022	-	$-	8,625,000	$863	$-	$(14,911,427)	$(14,910,564)

For the Period from February 3, 2021 (Inception) Through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Contribution from Sponsor upon sale of Founder Shares to anchor investors	-	-	-	-	11,104,500	-	11,104,500
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(11,128,637)	(32,964,649)	(44,093,286)
Net income	-	-	-	-	-	8,724,653	8,724,653
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)

The accompanying notes are an integral part of these financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For The Period From February 3, 2021 (inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$14,219,606	$8,724,653
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	3,944
Change in fair value of derivative warrant liabilities	(11,046,416)	(12,291,083)
Loss upon issuance of private placement warrants	-	1,386,666
Offering costs associated with derivative warrant liabilities	-	1,328,733
Interest income from investments held in Trust Account	(4,991,153)	-
Changes in operating assets and liabilities:
Prepaid expenses	757,720	(1,179,529)
Accounts payable	(63,663)	93,739
Accrued expenses	4,253	31,707
Deferred legal fees	23,667	-
Net cash used in operating activities	(1,095,986)	(1,876,170)

Cash Flows from Investing Activities:
Cash deposited in Trust Account		(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Issuance of Class B ordinary shares	116	-
Repayment of note payable to related party	-	(195,450)
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	10,400,000
Offering costs paid	-	(7,153,513)
Net cash provided by financing activities	116	348,051,037

Net change in cash	(1,095,870)	1,174,867

Cash - beginning of the period	1,174,867	-
Cash - end of the period	$78,997	$1,174,867

Supplemental disclosure of noncash investing and financing activities:
Forfeiture of Class B ordinary shares	$4	$-
Offering costs included in accrued expenses	$-	$85,000
Offering costs paid by related party under promissory note	$-	$191,506
Value of Class B ordinary shares transferred to Anchor Investors at Initial Public Offering	$-	$11,104,500
Deferred legal fees	$-	$150,000
Deferred underwriting commissions	$-	$12,075,000

The accompanying notes are an integral part of these financial statements.

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

All activity for the period from February 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and Tortoise agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors agreed to vote any Founder Shares held by them, in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, Tortoise and the initial shareholders agreed that they will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $79,000 in operating cash and working capital of approximately $350,000.

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

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. See Note 10.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a Business Combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent agreement in principle or definitive agreement for a Business Combination within 24 months from the closing of the Initial Public Offering but has not completed such Business Combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Investments and Cash Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2022, the Company had approximately $350.0 million in cash held in the Trust Account.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

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

The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2022 and 2021, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary share subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Over-Allotment and the private placement warrants to purchase an aggregate of 15,558,333 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method and their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For The Period From February 3, 2021
	Year Ended		(inception) Through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$11,375,685	$2,843,921	$5,942,153	$2,782,500
Allocation of net income - diluted	$11,375,685	$2,843,921	$5,808,657	$2,915,996

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	17,180,982	8,045,245
Dilutive impact of securities	-	-	-	579,755
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	17,180,982	8,625,000

Basic net income per ordinary share	$0.33	$0.33	$0.35	$0.35
Diluted net income per ordinary share	$0.33	$0.33	$0.34	$0.34

Excess Change in Fair Value of Private Placement Warrants

The Company records a loss on issuance of Private Placement Warrants recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to FASB ASC Topic 718, “Share-based Compensation” (“ASC 718”). For the period from February 3, 2021 (inception) through December 31, 2021, the Company recorded $1.4 million. This amount is included in the change in fair value of derivative warrant liabilities on the statement of operations.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on behalf of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares in connection with a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On July 27, 2021, the underwriters purchased the Units subject to the over-allotment option in full, and as a result, 1,125,000 Founder Shares were no longer subject to possible forfeiture.

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

The holders of the Founder Shares, including the Anchor Investors, agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until one year after the completion of a Business Combination or earlier if, subsequent to the Business Combination, (x) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans as of December 31, 2022. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under any Working Capital Loans.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the year ended December 31, 2022 and the period from February 3, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $54,000 for such expenses, respectively, included as general and administrative expenses - related party on the accompanying financial statements of operations. As of December 31, 2022 and 2021, the Company had no amounts payable for such services.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the Trust Account. During the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, the Company incurred approximately $71,000 and $46,000 of such expenses, respectively. Approximately $1,000 and $7,000 was payable as of December 31, 2022 and 2021, respectively.

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

Deferred Legal Fees Associated with The Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of December 31, 2022 and 2021, the Company recorded an aggregate of approximately $174,000 and $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	44,093,286
Class A ordinary share subject to possible redemption, December 31, 2021	345,000,000
Accretion of carrying value to redemption value	4,891,153
Class A ordinary share subject to possible redemption, December 31, 2022	$349,891,153

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities as of December 31, 2022 and 2021, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$349,991,153	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,725,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$1,386,667	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$7,848,750	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$6,309,333	$-

There were no assets required to be measured on a recurring basis as of December 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, and the estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement as a result of the Public Warrants being separately listed and traded in September 2021. There were no other transfers to/from Levels 3 during the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

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

For the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, the Company recognized a gain in the statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $11.0 million and $12.3 million, respectively, presented as change in fair value of derivative liabilities on the accompanying statements of operations.

The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement date:

As of February 3, 2021 (Initial Measurement)
Exercise price	$11.50
Stock price	$9.58
Volatility	24.0%
Term (years)	6
Risk-free rate	0.86%
Dividend yield	0.0%

There were no transfers to/from Level 3 measurements in the year ended December 31, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from February 3, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at February 3, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3	26,449,166
Transfer of Public Warrants to Level 1	(14,662,500)
Transfer of Private Warrants to Level 2	(11,786,666)
Derivative warrant liabilities at December 31, 2021	$-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On February 1, 2023, the Company issued a nonconvertible. unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. The Company has borrowed $150,000 under the 2023 Note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Vincent T. Cubbage*	58	Chief Executive Officer and Chairman of the Board of Directors
Stephen Pang*	41	President, Chief Financial Officer and Director
Juan J. Daboub	59	Independent Director
Mary Beth Mandanas	57	Independent Director
Greg A. Walker	67	Independent Director
Steven C. Schnitzer*	60	Vice President, General Counsel and Secretary
Darrell Brock, Jr.*	57	Vice President, Business Development
Evan Zimmer*	32	Vice President, Finance

*	Denotes an executive officer.

Vincent T. Cubbage — Chief Executive Officer and Chairman of the Board of Directors. Mr. Cubbage has served as our Chief Executive Officer and as a Director since February 2021 and as Chairman of the Board of Directors since the completion of our Initial Public Offering in July 2021. Mr. Cubbage served as Chief Executive Officer, President and as a director of Tortoise Acquisition II from July 2020 to August 2021 and as Chairman of the Tortoise Acquisition II Board from the completion of its initial public offering in September 2020 to the completion of its initial business combination with Volta Inc. in August 2021. Mr. Cubbage has served on the Board of Directors of Volta Inc. since August 2021 and has served as Interim Chief Executive Officer of Volta Inc. since June 2022. He also served as a member of Volta Inc.’s Nominating and Governance Committee and Audit Committee from August 2021 to June 2022. Mr. Cubbage served as Chief Executive Officer, President and as a director of Tortoise Acquisition I from November 2018, and as Chairman of the Tortoise Acquisition I Board from the completion of its initial public offering in March 2019, to the completion of its initial business combination with Hyliion on October 1, 2020, and he continues to serve on the board of directors of Hyliion Holdings Corp. and as Chairman of its Compensation Committee and as a member of its Nominating and Corporate Governance Committee. Mr. Cubbage has served as Managing Director — Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. Mr. Cubbage served as the Chief Executive Officer and a member of the Board of Managers of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from its formation in 2006 through its wind up in December 2019. He served as Chief Executive Officer, Director and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly-traded partnership engaged in the midstream business, from October 2013 to the date of its sale in December 2017. From 2007 to 2011, Mr. Cubbage also served on the board of managers of the general partner of International Resources Partners, LP, a private partnership founded by Lightfoot Capital that was engaged in the mining of natural resources. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. in Finance from Eastern Washington University.

We believe Mr. Cubbage’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving on the board of directors of publicly traded companies, brings important and valuable skills to our board of directors.

Stephen Pang — President, Chief Financial Officer and Director. Mr. Pang has served as our President and Chief Financial Officer and as a Director since February 2021. Mr. Pang has served on the board of directors of Hyliion Holdings Corp. since October 2020 and is a member of its Audit Committee. Mr. Pang served as a director of Tortoise Acquisition II from the completion of its initial public offering in September 2020, and as Chief Financial Officer of Tortoise Acquisition II from July 2020, to the completion of its initial business combination with Volta on August 26, 2021. Mr. Pang served as a director of Tortoise Acquisition I from the completion of its initial public offering in March 2019, and as Chief Financial Officer of Tortoise Acquisition I from January 2020, to the completion of its initial business combination with Hyliion on October 1, 2020. Mr. Pang is a Managing Director and Portfolio Manager at Tortoise, and is responsible for Tortoise’s public and private direct investments across its energy strategies. He has served as a Managing Director of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. Prior to joining Tortoise in 2014, Mr. Pang was a director in Credit Suisse Securities (USA) LLC’s Equity Capital Markets Group. Before joining Credit Suisse Securities (USA) LLC in 2012, he spent eight years in Citigroup Global Markets Inc.’s Investment Banking Division, where he focused on equity underwriting and corporate finance in the energy sector. Mr. Pang received a B.S. in Business Administration from the University of Richmond and is a CFA charterholder.

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

Mary Beth Mandanas — Independent Director. Ms. Mandanas has served as a Director since the completion of our Initial Public Offering in July 2021. Since January 2022, Ms. Mandanas has served as Chief Executive Officer of Onyx Renewable Partners, LP, a renewable energy development and solutions company established by funds managed by Blackstone Energy Partners, and as a member of its Advisory Board. Since February 2022, Ms. Mandanas has served as a member of the board of directors of Energy Vault Holdings, Inc., an energy storage solutions company. From April 2021 to August 2021, Ms. Mandanas served as Chief Investment Officer of Sol Systems, LLC, a renewable energy infrastructure and impact investment company based in Washington, DC, having worked as a consultant to Sol Systems from August 2020 to April 2021. From the fall of 2015 to May 2020, Ms. Mandanas held the position of Executive Vice President, Chief Strategy Officer, of CleanChoice Energy, Inc., a company engaged in renewable energy retail supply and community solar, where she led strategic planning and was responsible for raising capital, banking/investor relations and establishing protocols for risk management and financial reporting. Prior to joining CleanChoice Energy in 2015, Ms. Mandanas worked in corporate and investment banking for more than 20 years, principally focused in the power and utility sector and executing across multiple facets of corporate finance/strategic advisory transactions, which included capital raising, structured financings, liability/interest rate/commodity risk management, treasury operations, capital allocation strategies, dividend policy and mergers and acquisitions. From 2013 to the fall of 2015, she served as Head of the Power/Utility Group in Corporate Banking at RBC Capital Markets, LLC, where she helped form the renewable tax equity business and grow the renewable loan portfolio. Prior to RBC Capital Markets, Ms. Mandanas served as Managing Director in Citigroup’s North American Power/Utility Corporate and Investment Banking Group from 2007 to 2013. From 1998 to 2007, Ms. Mandanas held various roles at Credit Suisse in the Power and Utility Investment Banking Group and in the Leveraged Finance/Financial Sponsors Group. She has worked across many industries, including companies in the power and utilities, textiles, chemicals, general industrials and education sectors. Additionally, Ms. Mandanas also spearheaded various diversity initiatives at Credit Suisse and was successful in establishing an annual leadership conference for female clients. Prior to joining Credit Suisse, she was a Vice President at NationsBank in New York. Additionally, Ms. Mandanas served on the Board of Trustees for the Business Partnership Foundation for the University of South Carolina for five years. Ms. Mandanas earned her M.B.A. degree from Vanderbilt University and graduated, magna cum laude, with a B.S. from the University of South Carolina.

We believe Ms. Mandanas’ significant experience and knowledge in finance, risk management and financial reporting, investment banking, business and working with companies involved in clean energy and other areas of the energy industry and commitment to charity, as well as her educational experience, bring important and valuable skills to our board of directors.

Greg A. Walker — Independent Director. Mr. Walker has served as a Director since October 31, 2022. From 2011 to 2018, Mr. Walker was a member of the Board of Directors of Armstrong Energy, Inc., which operated mining, processing and loading facilities in the Illinois Basin, where he also served as the Chairman of the Conflicts Committee and a member of the Audit and Compensation Committees. From July 2009 through January 2011, Mr. Walker served as a Senior Vice President of Alpha Natural Resources, Inc., a publicly traded mining company, where he assisted with integration issues after the 2009 merger of Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (“Foundation Holdings”), which was a publicly traded mining company. From 2004 through July 2009, Mr. Walker served as the Senior Vice President, General Counsel and Secretary of Foundation Holdings, which was acquired in 2004 by a consortium of Blackstone Group, L.P., First Reserve Corporation and American Metals & Coal International, Inc. At Foundation Holdings, Mr. Walker oversaw all legal and regulatory matters related to the formation, financing, registration and initial public offering of the company on the NYSE. In his position as General Counsel of Foundation Holdings, he also had management oversight for the legal, environmental, land and government affairs functions at the company and had operational responsibility for the natural gas and coalbed methane business, which was developed into a successful operating asset under his leadership. From 1999 to 2004, Mr. Walker served as the Senior Vice President, General Counsel and Secretary of RAG American Coal Holdings, Inc., which was the predecessor entity to Foundation Holdings. From 1989 through 1999, Mr. Walker served in various capacities in the law department of Cyprus Amax Minerals Company, which was one of the largest integrated mining companies in the United States. From 1986 to 1989, Mr. Walker was a litigation and regulatory attorney for a private law firm. From 1981 through 1986, he held various positions within the law department of Mobil Oil Corporation in New York, New York and Denver, Colorado. Mr. Walker was also a member of the Board of Directors of FutureGen Industrial Alliance, Inc. (“FutureGen”) from 2005 through 2011, and in 2008, he served as the Chairman of the Board of Directors of FutureGen, which was a not-for-profit international alliance of major utilities and mining companies whose members worked with the United States Department of Energy to develop plans to design, build and operate a commercial scale power plant and associated carbon dioxide capture and sequestration project. Mr. Walker received a Bachelor of Arts degree from the University of Pennsylvania, where he graduated cum laude with distinction with a double major in Geology and Environmental Sciences, and a Juris Doctor degree from the University of Florida, College of Law, where he received various awards.

Mr. Walker’s extensive knowledge of the energy industry and the regulatory framework relating to the energy industry, as well as his substantial experience in serving on the board of directors and audit committee of a publicly traded company and serving as long-term general counsel and officer of publicly traded and privately held companies, bring important and valuable skills to our board of directors.

Steven C. Schnitzer — Vice President, General Counsel and Secretary. Mr. Schnitzer has served as our Vice President, General Counsel and Secretary since February 2021. Mr. Schnitzer served as Vice President, General Counsel and Secretary of Tortoise Acquisition II from the completion of its initial public offering in September 2020 to the completion of its initial business combination on August 26, 2021. Mr. Schnitzer served as Vice President, General Counsel and Secretary of Tortoise Acquisition I from the completion of its initial public offering in March 2019 to the completion of its initial business combination on October 1, 2020, and has served as Director and Private Energy — General Counsel of Tortoise Capital Advisors, L.L.C. since January 2019 and of Ecofin Investments, LLC since September 2020. From June 2022 through August 2022, Mr. Schnitzer also served as Interim General Counsel and, for a portion of that time, Special Counsel of Volta Inc. Mr. Schnitzer served as Senior Vice President, General Counsel and Secretary of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from February 2014 through its wind-up in December 2019, and served as Senior Vice President, General Counsel and Secretary of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership, from February 2014 until its sale in December 2017. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Schnitzer practiced law with the firm of Katten Muchin Rosenman LLP, where he served as the Chair of the Corporate Group of the firm’s Washington, DC office from 2001 to January 2014 and specialized in corporate law, including mergers and acquisitions, corporate finance and securities matters. Prior to joining Katten Muchin Rosenman LLP, Mr. Schnitzer was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Crowell & Moring LLP in Washington, DC. Prior to joining Crowell & Moring LLP, Mr. Schnitzer was an Associate from 1988 to 1994 in the Corporate Finance Department of Debevoise & Plimpton LLP in New York City. Mr. Schnitzer received a Bachelor of Arts from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

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

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Stephen Pang, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Juan J. Daboub and Greg A. Walker, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Vincent T. Cubbage and Mary Beth Mandanas, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

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

Audit Committee

Our board of directors has established an audit committee of the board of directors. Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker are independent.

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

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker are independent. Juan J. Daboub serves as chair of the compensation committee.

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

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker serve as members of our nominating and corporate governance committee. Greg A. Walker serves as chair of the nominating and corporate governance committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us, we believe that, during the year ended December 31, 2022, our directors, officers and ten percent holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.tortoisespac.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

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

Our Sponsor, members of our management team or their affiliates may sponsor other special purpose acquisition companies similar to ours during the period in which we are seeking an initial business combination and our officers and directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we have entered into a letter of intent, agreement in principle or definitive agreement regarding our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management teams. Investors and potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Tortoise and our Sponsor, officers and directors are not entitled to redemption rights with respect to any Founder Shares or public shares held by them in connection with the consummation of our initial business combination. Additionally, Tortoise and our Sponsor, officers and directors are not entitled to rights to liquidating distributions with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and Class A ordinary shares underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance general working capital needs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2023 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
TortoiseEcofin Sponsor III LLC (our Sponsor)(2)(3)	6,855,000	15.9%
Adage Capital Partners, L.P.(4)	2,850,000	6.6%
Aristeia Capital, L.L.C. (5)	3,246,575	7.5%
Cantor Fitzgerald Securities(6)	2,504,271	5.8%
D. E. Shaw Valence Portfolios, L.L.C.(7)	2,970,000	6.9%
Linden Capital L.P.(8)	2,970,000	6.9%
Sandia Investment Management L.P.(9)	2,675,970	6.2%
Vincent T. Cubbage	—	*
Stephen Pang	—	*
Juan J. Daboub(2)	40,000	*
Mary Beth Mandanas(2)	40,000	*
Greg A. Walker(2)	40,000	*
Steven C. Schnitzer	—	*
Darrell Brock, Jr.	—	*
Evan J. Zimmer	—
All directors and executive officers as a group (8 individuals)	120,000	*

*	Less than one percent..

(1)	This table is based on 43,125,000 ordinary shares outstanding at March 22, 2023, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 6363 College Boulevard, Overland Park, KS 66211.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	TortoiseEcofin Sponsor III LLC is the record holder of the shares reported herein. TortoiseEcofin Borrower LLC is the managing member of TortoiseEcofin Sponsor III LLC. TortoiseEcofin Parent Holdco LLC is the sole member of TortoiseEcofin Borrower LLC, and TortoiseEcofin Investments, LLC is the sole member of TortoiseEcofin Parent Holdco LLC. TortoiseEcofin Investments, LLC is controlled by a board of directors, which consists of Robert M. Belke, Brad Armstrong, H. Kevin Birzer, Gary P. Henson, Brad Hilsabeck, Ron Cordes and Rehana Nathoo. Accordingly, the members of the board of directors of TortoiseEcofin Investments, LLC may be deemed to have or share beneficial ownership of the ordinary shares held directly by TortoiseEcofin Sponsor III LLC. In addition, Vincent T. Cubbage, Stephen Pang, Steven C. Schnitzer, Darrell Brock, Jr. and Evan Zimmer (or their family trusts, as applicable) are members of TortoiseEcofin Sponsor III LLC. Mr. Cubbage, Mr. Pang, Mr. Schnitzer, Mr. Brock and Mr. Zimmer have no voting or dispositive power over such securities and hereby disclaim beneficial ownership of such securities.

(4)	According to a Schedule 13G filed with the SEC on August 2, 2021 (as amended on February 10, 2022) on behalf of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by Adage Capital Partners, L.P. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners, L.P., Adage Capital Advisors, L.L.C. is the managing member of Adage Capital Partners GP, L.L.C., and Messrs. Atchinson and Gross are managing members of Adage Capital Advisors, L.L.C. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the Class A ordinary shares beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Messrs. Atchinson and Gross, as managing members of Adage Capital Advisors, L.L.C., have shared power to vote the Class A ordinary shares beneficially owned by Adage Capital Partners, L.P. The business address of this shareholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Aristeia Capital, L.L.C., the shares reported herein are directly owned by Aristeia Capital, L.L.C. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G filed with the SEC on October 26, 2022 (as amended on February 15, 2023) on behalf of Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick, Cantor Fitzgerald Securities is the record holder of the shares reported herein. CF Group Management, Inc. is the managing partner of Cantor Fitzgerald, L.P. and directly or indirectly controls the managing general partner of Cantor Fitzgerald Securities. Mr. Lutnick is Chairman and Chief Executive of CF Group Management, Inc. and trustee of CF Group Management, Inc.’s sole stockholder. Cantor Fitzgerald, L.P., indirectly, holds a majority of the ownership interests of Cantor Fitzgerald Securities. As such, each of Cantor Fitzgerald, L.P., CF Group Management, Inc. and Mr. Lutnick may be deemed to have beneficial ownership of the securities directed held by Cantor Fitzgerald Securities. The business address of this shareholder is 110 East 59th Street, New York, New York 10022.

(7)	According to a Schedule 13G filed with the SEC on August 2, 2021 on behalf of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P., and David E. Shaw, the shares reported herein are directly owned by D. E. Shaw Valence Portfolios, L.L.C. David E. Shaw does not own any Class A ordinary shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the Class A ordinary shares, therefore, David E. Shaw may be deemed to be the beneficial owner of such Class A ordinary shares. David E. Shaw disclaims beneficial ownership of such Class A ordinary shares. The business address of this shareholder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(8)	According to a Schedule 13G filed with the SEC on July 28, 2021 (as amended on February 3, 2022) on behalf of Linden Capital L.P., Linden GP LLC, Linden Advisors LP and Siu Min Wong, the shares reported herein are directly owned by Linden Capital L.P. Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the Class A ordinary shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. Mr. Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong may each be deemed to beneficially own the Class A ordinary shares held by Linden Capital L.P. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda and the business address of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2022 (as amended on February 14, 2023) on behalf of Sandia Investment Management L.P. and Timothy J. Sichler, the shares reported herein are beneficially owned by Sandia Investment Management L.P. in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as Managing Member of the general partner of Sandia Investment Management L.P., and in such capacity may be deemed to indirectly beneficially own the Class A ordinary shares held by Sandia Investment Management L.P. The business address of this shareholder is 201 Washington Street, Boston, MA 02108.

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

In addition, in order to finance general working capital needs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above and for the 2023 Note described below, the terms of such loans by our Sponsor or an affiliate of our Sponsor or our officers and directors have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On February 1, 2023, the Company issued the 2023 Note in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. The Company has borrowed $150,000 under the 2023 Note.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year ended December 31, 2022	For the period from February 3, 2021 (date of inception) through December 31, 2021
Audit Fees(1)	$74,990	146,045
Audit-Related Fees(2)	—	—
Tax Fees (3)	7,750	—
All Other Fees (4)	—	—
Total	$78,740	146,045

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of TortoiseEcofin Acquisition Corp. III (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).
4.4	Warrant Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22 2021).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40633) filed with the SEC on March 24, 2022).
10.1	Letter Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.2	Investment Management Trust Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.3	Registration Rights Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC, TortoiseEcofin Borrower LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.4	Administrative Support Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Tortoise Capital Advisors, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISEECOFIN ACQUISITION CORP. III

Date: March 22, 2023	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent T. Cubbage	Chief Executive Officer and	March 22, 2023
Vincent T. Cubbage	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Stephen Pang	President, Chief Financial Officer and Director	March 22, 2023
Stephen Pang	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Juan J. Daboub	Director	March 22, 2023
Juan J. Daboub

/s/ Mary Beth Mandanas	Director	March 22, 2023
Mary Beth Mandanas

/s/ Greg A. Walker	Director	March 22, 2023
Greg A. Walker