Form 10-Q
period 2023-03-31
TortoiseEcofin Acquisition Corp. III
filed 2023-05-11
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$22,742	$78,997
Prepaid expenses	290,685	421,809
Total current assets	313,427	500,806
Investments and Cash held in Trust Account	353,704,734	349,991,153
Total Assets	$354,018,161	$350,491,959

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$37,980	$30,076
Accrued expenses	134,400	120,960
Total current liabilities	172,380	151,036
Promissory note – related party	150,000	-
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	1,555,834	3,111,667
Total Liabilities	14,126,881	15,511,370

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at approximately $10.25 and $10.14 at March 31, 2023 and December 31, 2022, respectively	353,604,734	349,891,153

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	863	863
Accumulated deficit	(13,714,317)	(14,911,427)
Total shareholders’ deficit	(13,713,454)	(14,910,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$354,018,161	$350,491,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$328,723	$586,565
Administrative expenses - related party	30,000	30,000
Loss from operations	(358,723)	(616,565)

Other income:
Change in fair value of derivative warrant liabilities	1,555,833	6,378,916
Interest income from investments held in Trust Account	3,713,581	49,463
Total other income	5,269,414	6,428,379
Net income	$4,910,691	$5,811,814

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.11	$0.13

Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	8,625,000
Basic and diluted net income per share, Class B	$0.11	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	8,625,000	$863	$-	$(14,911,427)	$(14,910,564)

Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,713,581)	(3,713,581)

Net income	-	-	-	-	-	4,910,691	4,910,691

Balance - March 31, 2023 (unaudited)	-	$-	8,625,000	$863	$-	$(13,714,317)	$(13,713,454)

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(24,239,996)	$(24,239,133)

Net income	-	-	-	-	-	5,811,814	5,811,814

Balance - March 31, 2022 (unaudited)	-	$-	8,625,000	$863	$-	$(18,428,182)	$(18,427,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,910,691	$5,811,814
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,555,833)	(6,378,916)
Interest income from investments held in Trust Account	(3,713,581)	(49,463)
Changes in operating assets and liabilities:
Prepaid expenses	131,124	120,926
Accounts payable	7,904	201,377
Accrued expenses	13,440	(116,707)
Net cash used in operating activities	(206,255)	(410,969)

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	150,000	-
Net cash provided by operating activities	150,000	-

Net change in cash	(56,255)	(410,969)

Cash - beginning of the period	78,997	1,174,867
Cash - end of the period	$22,742	$763,898

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

All activity for the period from February 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $23,000 in operating cash and working capital of approximately $141,000.

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

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. As of March 31, 2023 and December 31, 2022, there were $150,000 and $0, respectively, outstanding under Working Capital Loans. See Note 4.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a Business Combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 24 months from the closing of the Initial Public Offering but has not completed such Business Combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 22, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments and Cash Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the Company had approximately $353.7 million and $350.0 million in cash held in the Trust Account, respectively.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with Initial Public Offering

Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating other income in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2023 and December 31, 2022, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$3,928,553	$982,138	$4,649,451	$1,162,363

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.11	$0.11	$0.13	$0.13

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

Related Party Loans

On February 3, 2021, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the consummation of the Initial Public Offering. The Company borrowed approximately $195,000 under the Note and repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available.

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

As of March 31, 2023 and December 31, 2022, the Company had $150,000 and $0, respectively, outstanding borrowings under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no amounts payable for such services.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2023 and 2022, the Company incurred approximately $11,000 and $30,000, respectively, of such expenses. Approximately $7,000 and $1,000 was payable and recorded as accounts payable in the condensed balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Deferred Legal Fees Associated with The Initial Public Offering and Certain Other Matters

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has arranged the deferral of certain other legal expenses. As of March 31, 2023 and December 31, 2022, the Company recorded an aggregate of $174,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Accretion of carrying value to redemption value	48,984,439
Class A ordinary share subject to possible redemption, December 31, 2022	349,891,153
Accretion of carrying value to redemption value	3,713,581
Class A ordinary share subject to possible redemption, March 31, 2023	$353,604,734

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of March 31, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities as of March 31, 2023 and December 31, 2022, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$353,704,734	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$862,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$693,334	$-

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$349,991,153	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,725,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$1,386,667	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.6 million and $6.4 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below.

On May 9, 2023, the Company borrowed an additional $185,000 under the 2023 Note, resulting in an aggregate of $335,000 of Working Capital Loans outstanding thereunder.

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

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $23,000 in operating cash and working capital of approximately $141,000.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Founder Shares, and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. As of March 31, 2023 and December 31, 2022, there were $150,000 and $0, respectively, outstanding under Working Capital Loans. On May 9, 2023, the Company borrowed an additional $185,000 under the 2023 Note, resulting in an aggregate of $335,000 of Working Capital Loans outstanding thereunder.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if we executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but has not completed the initial business combination within such 24-month period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through March 31, 2023, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2023, we had net income of approximately $4.9 million, which consisted of approximately $3.7 million in interest income from investments held in the Trust Account and approximately $1.6 million in change in fair value of derivative warrant liabilities, partly offset by approximately $359,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

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

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial business combination and has arranged the deferral of certain other legal expenses. As of March 31, 2023 and December 31, 2022, we recorded an aggregate of $174,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial business combination and the date of the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no amounts payable for such services.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2023 and 2022, the Company incurred $11,000 and $30,000, respectively, of such expenses. Approximately $7,000 and $1,000 was payable as of March 31, 2023 and December 31, 2022, respectively.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2022 Annual Report, except as set forth below.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we plan to instruct the trustee to liquidate the securities held in the Trust Account and hold the funds in the Trust Account in cash items (including a bank demand deposit account) until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we will likely receive less interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since January 2022, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we plan to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash items (including a bank demand deposit account) until the earlier of consummation of our initial business combination or liquidation of the Company. Following the liquidation of the securities held in the Trust Account, we will likely receive less interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in cash items (including a bank demand deposit account) would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If the financial institution in which we will hold the funds in the Trust Account fails, our cash and cash equivalents could be adversely affected due to the loss of or delay in obtaining access to all or a portion of the funds in the Trust Account, and our public shareholders may not receive the full amount of the pro rata portion of the funds in the Trust Account upon any redemption or liquidation of the Company.

The funds in the Trust Account are expected to be held in cash items (including in a bank demand deposit account) prior to 24 months from the effectiveness of our registration statement for the Initial Public Offering and will exceed the Federal Deposit Insurance Corporation standard deposit insurance limit of $250,000. If the financial institution in which we will hold the funds in the Trust Account fails or is subject to significant adverse conditions in the financial or credit markets, our cash and cash equivalents could be adversely affected and we could be subject to a risk of loss of, or delay in obtaining access to, all or a portion of the funds in the Trust Account. As a result, our public shareholders may not receive the full amount of the pro rata portion of the funds in the Trust Account upon any redemption or liquidation of the Company.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, increasing interest rates, instability in the global financial markets and general economic downturns.

While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, increasing interest rates and general economic downturns, and the collapse of Silicon Valley Bank and other financial institutions in March 2023, and related instability in the global financial markets, are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional financing, which could negatively impact our search for, and our ability to consummate, an initial business combination.

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Absent action to raise the statutory ceiling, the U.S. Treasury expects to exhaust those measures by early June 2023. Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions and negatively impact our search for, and our ability to consummate, an initial business combination. Due to these events, the operations of a target business with which we ultimately consummate a business combination may be materially adversely affected.

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

On February 1, 2023, the Company issued the 2023 Note in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a business combination. If the Company does not complete a business combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. As of March 31, 2023 and December 31, 2022, the Company had $150,000 and $0, respectively, outstanding borrowings under the 2023 Note. On May 9, 2023, the Company borrowed an additional $185,000 under the 2023 Note, resulting in an aggregate of $335,000 of Working Capital Loans outstanding thereunder.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of May, 2023.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)