Form 10-Q
period 2023-06-30
TortoiseEcofin Acquisition Corp. III
filed 2023-08-11
CIK 1847112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

TORTOISEECOFIN ACQUISITION CORP. III

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40633	98-1583266
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

195 US HWY 50, Suite 208 Zephyr Cove, NV 89448	89448
(Address of principal executive offices)	(Zip Code)

(913) 981-1020

(Registrant’s telephone number, including area code)

6363 College Boulevard
Overland Park, KS 66211

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

As of August 10, 2023, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TORTOISEECOFIN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$36,128	$78,997
Prepaid expenses	175,063	421,809
Total current assets	211,191	500,806
Cash held in Trust Account	357,532,295	349,991,153
Total Assets	$357,743,486	$350,491,959

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$421,330	$30,076
Accrued expenses	154,400	120,960
Total current liabilities	575,730	151,036
Promissory note – related party	335,000	—
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	717,240	3,111,667
Total Liabilities	13,876,637	15,511,370

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at approximately $10.36 and $10.14 at June 30, 2023 and December 31, 2022, respectively	357,432,295	349,891,153

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	863	863
Accumulated deficit	(13,566,309)	(14,911,427)
Total shareholders’ deficit	(13,565,446)	(14,910,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$357,743,486	$350,491,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$660,586	$343,542	$989,309	$930,107
Administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(690,586)	(373,542)	(1,049,309)	(990,107)

Other income:
Change in fair value of derivative warrant liabilities	838,594	2,800,500	2,394,427	9,179,416
Interest income from investments held in Trust Account	3,827,561	465,887	7,541,142	515,350
Total other income	4,666,155	3,266,387	9,935,569	9,694,766

Net income	$3,975,569	$2,892,845	$8,886,260	$8,704,659

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.07	$0.21	$0.20

Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.07	$0.21	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(14,911,427)	$(14,910,564)

Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,713,581)	(3,713,581)

Net income	—	—	—	—	—	4,910,691	4,910,691

Balance - March 31, 2023 (unaudited)	—	—	8,625,000	863	—	(13,714,317)	(13,713,454)

Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,827,561)	(3,827,561)

Net income	—	—	—	—	—	3,975,569	3,975,569

Balance - June 30, 2023 (unaudited)	—	$—	8,625,000	$863	$—	$(13,566,309)	$(13,565,446)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(24,239,996)	$(24,239,133)

Net income	—	—	—	—	—	5,811,814	5,811,814

Balance - March 31, 2022 (unaudited)	—	—	8,625,000	863	—	(18,428,182)	(18,427,319)

Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(415,350)	(415,350)

Net income	—	—	—	—	—	2,892,845	2,892,845

Balance - June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(15,950,687)	$(15,949,824)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISEECOFIN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,886,260	$8,704,659
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,394,427)	(9,179,416)
Interest income from investments held in Trust Account	(7,541,142)	(515,350)
Changes in operating assets and liabilities:
Prepaid expenses	246,746	340,301
Accounts payable	391,254	117,528
Accrued expenses	33,440	(76,387)
Net cash used in operating activities	(377,869)	(608,665)

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	335,000	—
Net cash provided by operating activities	335,000	—

Net change in cash	(42,869)	(608,665)

Cash - beginning of the period	78,997	1,174,867
Cash - end of the period	$36,128	$566,202

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

All activity for the period from February 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by Hennessy Capital Growth Partners Fund I SPV V, LLC, a Delaware limited liability company (“HCGP”), and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5) and $11.1 million was the excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1.3 million of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-Allotment. None of the Anchor Investors are affiliated with any member of the Company’s management.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”), generating proceeds of $9.5 million (see Note 4). Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”). Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants of the Company held by TortoiseEcofin Borrower.

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

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted in connection with the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) and HCGP agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors agreed to vote any Founder Shares held by them, in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, HCGP and the initial shareholders agreed that they will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24-month period (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company will provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. On July 20, 2023, the Company issued a press release announcing that it has executed a new non-binding letter of intent for a proposed business combination with an industrial renewable power solutions company (the “Letter of Intent”). As a result of the signed Letter of Intent, pursuant to the provisions of the Company’s Amended and Restated Memorandum and Articles of Association, the date by which the Company must consummate its Business Combination was automatically extended from July 22, 2023 to October 22, 2023.

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

HCGP and the initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Three of the four underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account with respect to the Company’s Letter of Intent for a proposed business combination with an industrial renewable power solutions company, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $36,000 in operating cash and a working capital deficit of approximately $365,000.

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

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. As of June 30, 2023 and December 31, 2022, there were $335,000 and $0, respectively, outstanding under Working Capital Loans. On July 19, 2023, The Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023, the Company borrowed $100,000 under the HCGP Note. See Note 4.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a Business Combination by October 22, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments and Cash Held in Trust Account

On June 14, 2023 the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial business combination and liquidation. Prior to June 14, 2023, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the Company had approximately $357.5 million and $350.0 million in cash held in the Trust Account, respectively.

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

The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation, respectively. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2023 and December 31, 2022, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$3,180,455	$795,114	$2,314,276	$578,56	$7,109,008	$1,777,252	$6,963,727	$1,740,932
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.07	$0.07	$0.21	$0.21	$0.20	$0.20

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,333,333 Private Placement Warrants in a Private Placement, at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000. Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants of the Company held by TortoiseEcofin Borrower.

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

HCGP, TortoiseEcofin Borrower, the Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of a Business Combination (see Note 8).

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

On February 1, 2023, the Company issued a nonconvertible unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven.

On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the 2023 Note. As of June 30, 2023 and December 31, 2022, the Company had $335,000 and $0, respectively, outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

On July 19, 2023, The Company issued the HCGP Note in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023, the Company borrowed $100,000 under the HCGP Note.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C.’s (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of June 30, 2023 and December 31, 2022, the Company had $20,000 and $0 amounts payable for such services, respectively. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three and six months ended June 30, 2023, the Company incurred approximately $10,000 and $21,000, respectively, of such expenses. During the three and six months ended June 30, 2022, the Company incurred approximately $15,000 and $50,000, respectively, of such expenses. Approximately $17,000 and $1,000 was payable and recorded as accounts payable in the condensed balance sheets as of June 30, 2023 and December 31, 2022, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Company’s initial shareholders and HCGP at the completion of the Initial Public Offering or acquired prior to or in connection with a Business Combination, are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares held by the initial shareholders, in accordance with the letter agreement the Company’s initial shareholders entered into, (ii) in the case of the Founder Shares held by the Anchor Investors, in accordance with the investment agreements entered into by and among the Company, the Sponsor and the Anchor Investors and (iii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed business combination with an industrial renewable power solutions company.

Deferred Legal Fees Associated with The Initial Public Offering and Certain Other Matters

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has arranged the deferral of certain other legal expenses. As of June 30, 2023 and December 31, 2022, the Company recorded an aggregate of $174,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	48,984,439
Class A ordinary share subject to possible redemption, December 31, 2022	349,891,153
Increase in redemption value of Class A ordinary shares subject to possible redemption	7,541,142
Class A ordinary share subject to possible redemption, June 30, 2023	$357,432,295

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of June 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

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

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities as of June 30, 2023 and December 31, 2022, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$397,613	$—
Derivative warrant liabilities - Private Warrants	$—	$319,627	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$349,991,153	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,725,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$1,386,667	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022.

TORTOISEECOFIN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants issued in connection with the Initial Public Offering and the Over-Allotment, and the Private Placement Warrants sold in the Private Placement and the Second Private Placement were initially measured at fair value using a Black-Scholes option pricing model and a Monte Carlo simulation, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants, and the fair value of the warrants issued in the Private Placement and the Second Private Placement was estimated by reference to the listed market price of the Public Warrants.

For the three and six months ended June 30, 2023, the Company recognized a gain resulting from a decrease in fair value of the derivative warrant liabilities of approximately $839,000 and $2.4 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $2.8 million and $9.2 million, respectively, presented as change in the fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based on this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below.

On July 16, 2023, each of Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker resigned from the board of directors (the “Board”) of the Company and all committees thereof. None of Mr. Daboub’s, Ms. Mandanas’ or Mr. Walker’s resignation was a result of any disagreement with the Company or the Board on any matters related to the Company’s operation, policies or practices.

In connection with each of Mr. Daboub’s, Ms. Mandanas’ and Mr. Walker’s resignation and in accordance with the terms of the arrangement to which each of them agreed at the time of their respective appointment to the Board, each of Mr. Daboub, Ms. Mandanas and Mr. Walker forfeited to the Company all of the Class B ordinary shares, par value $0.0001 per share, which were previously issued to them in connection with their appointment to the Board.

On July 19, 2023, the Board appointed Thomas D. Hennessy as a director of the Company, effective immediately. Mr. Hennessy replaced Stephen Pang, who resigned as a director of the Company on the same day. Mr. Pang’s resignation was not the result of any disagreement with the Company or the Board. Mr. Pang continues in his positions as President and Chief Financial Officer of the Company.

In addition, Steven Schnitzer resigned as the Vice President, General Counsel and Secretary of the Company on the same day. Mr. Schnitzer’s resignation was not the result of any disagreement with the Company or the Board.

On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed business combination with an industrial renewable power solutions company.

Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants of the Company held by TortoiseEcofin Borrower. In connection with the transaction, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

On July 19, 2023, The Company issued the HCGP Note in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023, the Company borrowed $100,000 under the HCGP Note.

On July 20, 2023, the Company issued a press release announcing that it has executed a new non-binding Letter of Intent for a proposed business combination with an industrial renewable power solutions company. As a result of the signed Letter of Intent, pursuant to the provisions of the Company’s Amended and Restated Memorandum and Articles of Association, the date by which the Company must consummate its Business Combination was automatically extended from July 22, 2023 to October 22, 2023.

On July 31, 2023, the Board appointed Jack Leeney, Andrew Lipsher, and Matthew Schindel as directors of the Company, effective immediately. Each of the directors will serve on the audit, compensation and nominating and corporate governance committees of the Board with Mr. Leeney serving as chair of the compensation committee, Mr. Lipsher serving as chair of the nominating and corporate governance committee, and Mr. Schindel serving as chair of the audit committee.

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

Our sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned by Hennessy Capital Growth Partners Fund I SPV V, LLC, a Delaware limited liability company (“HCGP”), and its consolidated subsidiaries and our management (directly or indirectly, including through family trusts). On February 9, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on behalf of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) over the price paid by such Anchor Investors for such Founder Shares. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities.

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”), generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”). Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants of the Company held by TortoiseEcofin Borrower.

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

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $36,000 in operating cash and a working capital deficit of approximately $365,000.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Founder Shares, and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed a $100,000, $50,000 and $185,000, respectively, under the 2023 Note. As of June 30, 2023 and December 31, 2022, there were $335,000 and $0, respectively, outstanding under Working Capital Loans. On July 19, 2023, the Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023, the Company borrowed $100,000 under the HCGP Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by October 22, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through June 30, 2023, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2023, we had net income of approximately $4.0 million, which consisted of approximately $3.8 million in interest income from investments and cash held in the Trust Account and approximately $800,000 in change in fair value of derivative warrant liabilities, partly offset by approximately $691,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the three months ended June 30, 2022, we had net income of approximately $2.9 million, which consisted of approximately $2.8 million in change in fair value of derivative warrant liabilities and approximately $466,000 in interest income from investments held in the Trust Account, partly offset by approximately $374,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the six months ended June 30, 2023, we had net income of approximately $8.9 million, which consisted of approximately $7.5 million in interest income from investments held in the Trust Account and approximately $2.4 million in change in fair value of derivative warrant liabilities, partly offset by approximately $1.0 million of general and administrative expenses inclusive of $60,000 of administrative expenses with a related party.

For the six months ended June 30, 2022, we had net income of approximately $8.7 million, which consisted of approximately $9.2 million in change in fair value of derivative warrant liabilities and approximately $515,000 in interest income from investments held in the Trust Account, partly offset by approximately $990,000 of general and administrative expenses inclusive of $60,000 of administrative expenses with a related party.

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

On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed business combination with an industrial renewable power solutions company.

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial business combination and has arranged the deferral of certain other legal expenses. As of June 30, 2023 and December 31, 2022, we recorded an aggregate of $174,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C.’s (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses - related party on the accompanying unaudited condensed financial statements of operations. As of June 30, 2023 and December 31, 2022, the Company had $20,000 and $0 amounts payable for such services. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the three and six months ended June 30, 2023, the Company incurred $10,000 and $21,000, respectively, of such expenses. During the three and six months ended June 30, 2022, the Company incurred $15,000 and $50,000, respectively, of such expenses. Approximately $17,000 and $1,000 was payable as of June 30, 2023 and December 31, 2022, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prior periodic filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated June 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of August, 2023.

TORTOISEECOFIN ACQUISITION CORP. III

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)