Form 10-Q
period 2023-09-30
TortoiseEcofin Acquisition Corp. III
filed 2023-11-14
CIK 1847112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-40633

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
13
, 2023, 17,264,702 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TORTOISEECOFIN ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$13,137	$78,997
Prepaid expenses	193,312	421,809

Total current assets	206,449	500,806
Cash and investments held in Trust Account	361,349,195	349,991,153

Total Assets	$361,555,644	$350,491,959

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$834,481	$30,076
Accrued expenses	564,344	120,960

Total current liabilities	1,398,825	151,036
Promissory note – related party	335,000	—
Convertible promissory note	380,000	—
Due to related party	53,333	—
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	7,245,000	12,075,000
Derivative warrant liabilities	2,644,917	3,111,667

Total Liabilities	12,230,742	15,511,370
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding at approximately $10.47 and $10.14 at September 30, 2023 and December 31, 2022, respectively	361,249,195	349,891,153
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	863	863
Accumulated deficit	(11,925,156)	(14,911,427)

Total shareholders’ deficit	(11,924,293)	(14,910,564)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$361,555,644	$350,491,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,231,170	$381,915	$2,220,479	$1,312,022
Administrative expenses – related party	30,000	30,000	90,000	90,000

Loss from operations	(1,261,170)	(411,915)	(2,310,479)	(1,402,022)
Other income:
Change in fair value of derivative warrant liabilities	(1,927,677)	1,867,000	466,750	11,046,416
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	205,275	—	205,275	—
Interest income from cash and investments held in Trust Account	3,816,900	1,557,255	11,358,042	2,072,605

Total other income	2,094,498	3,424,255	12,030,067	13,119,021
Net income	$833,328	$3,012,340	$9,719,588	$11,716,999

Weighted average number of Class A ordinary shares - basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.07	$0.23	$0.27

Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.07	$0.23	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(14,911,427)	$(14,910,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,713,581)	(3,713,581)
Net income	—	—	—	—	—	4,910,691	4,910,691

Balance - March 31, 2023 (unaudited)	—	—	8,625,000	863	—	(13,714,317)	(13,713,454)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,827,561)	(3,827,561)
Net income	—	—	—	—	—	3,975,569	3,975,569

Balance - June 30, 2023 (unaudited)	—	—	8,625,000	863	—	(13,566,309)	(13,565,446)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	807,825	807,825
Net income	—	—	—	—	—	833,328	833,328

Balance - September 30, 2023 (unaudited)	—	$—	8,625,000	$863	$—	$(11,925,156)	$(11,924,293)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(24,239,996)	$(24,239,133)
Net income	—	—	—	—	—	5,811,814	5,811,814

Balance - March 31, 2022 (unaudited)	—	—	8,625,000	863	—	(18,428,182)	(18,427,319)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(415,350)	(415,350)
Net income	—	—	—	—	—	2,892,845	2,892,845

Balance - June 30, 2022 (unaudited)	—	—	8,625,000	863	—	(15,950,687)	(15,949,824)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,557,255)	(1,557,255)
Net income	—	—	—	—	—	3,012,340	3,012,340

Balance - September 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(14,495,602)	$(14,494,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,719,588	$11,716,999
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(466,750)	(11,046,416)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(205,275)
Interest income from cash and investments held in Trust Account	(11,358,042)	(2,072,605)
Changes in operating assets and liabilities:
Prepaid expenses	228,497	547,594
Due to related party	53,333	—
Accounts payable	804,405	10,887
Accrued expenses	443,384	(2,467)

Net cash used in operating activities	(780,860)	(846,008)

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	335,000	—
Proceeds from convertible note payable to related parties	380,000	—

Net cash provided by operating activities	715,000	—

Net change in cash	(65,860)	(846,008)
Cash – beginning of the period	78,997	1,174,867

Cash – end of the period	$13,137	$328,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has one wholly-owned subsidiary, TRTL III Merger Sub Inc., a Delaware corporation (“Merger Sub”), which was formed for the sole purpose of the consummation of a potential business combination (the “Transactions”) between the Company and One Energy Enterprises Inc., a Delaware corporation (“One Energy”) (see Note 5).
All activity for the period from February 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on cash and investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
At the time of the Initial Public Offering, the Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or July 22, 2023, or 27 months from the closing of the Initial Public Offering, or October 22, 2023, if the Company executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such
24-month
period or with respect to any other provision relating to the rights of Public Shareholders, unless the Company will provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. On July 20, 2023, the Company issued a press release announcing that it had executed a new non-binding
letter of intent for a proposed business combination with an industrial renewable power solutions company (the “Letter of Intent”). As a result of the signed Letter of Intent, pursuant to the provisions of the Company’s Amended and Restated Memorandum and Articles of Association, the date by which the Company must consummate its Business Combination was automatically extended from July 22, 2023 to October 22, 2023.
On October 19, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from October 22, 2023 on a monthly basis up to six times until April 22, 2024 (or such earlier date as determined by the board of directors of the Company (the “Board”)). The Company will deposit $258,970.53 per month into the Trust Account, for each calendar month (commencing on October 23, 2023 and on the 23 rd
day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from October 22, 2023 to November 22, 2023 (the “Combination Period”).

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
On July 16, 2023, each of Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker resigned from the Board and all committees thereof. None of Mr. Daboub’s, Ms. Mandanas’ or Mr. Walker’s resignation was a result of any disagreement with the Company or the Board on any matters related to the Company’s operation, policies or practices.
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
On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed Business Combination. As of September 30, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Company’s proposed Business Combination or to any future Business Combination.
Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants of the Company held by TortoiseEcofin Borrower. In connection with the transaction, HCGP assumed Tortoise Capital Advisors, L.L.C.’s (“Tortoise Capital Advisors”) rights and obligations under the Administrative Support Agreement (see Note 4).
On July 31, 2023, the Board appointed Jack Leeney, Andrew Lipsher and Matthew Schindel as directors of the Company, effective immediately. Each of the directors serve on the audit, compensation and nominating and corporate governance committees of the Board with Mr. Leeney serving as chair of the compensation committee, Mr. Lipsher serving as chair of the nominating and corporate governance committee, and Mr. Schindel serving as chair of the audit committee. As compensation for their services, the directors will each receive 20,000 Class B ordinary shares of the Company and will also be entitled to cash compensation of $25,000 per quarter.
On September 27, 2023, Darrell Brock, Jr. submitted his resignation as Vice President, Business Development, of the Company, effective immediately. There were no disagreements between the Company and Mr. Brock on any matter related to the Company’s operations, policies, or practices.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern
As of September 30, 2023, the Company had approximately $13,000 in operating cash and a working capital deficit of approximately $1,192,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares, and a loan from the Sponsor of approximately $195,000, under the Note (as defined in Note 4). The Company repaid the Note in full on July 22, 2021 and borrowings under the Note are no longer available.
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. On July 19, 2023, The Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. See Note 4. As of September 30, 2023 and December 31, 2022, there were $335,000 and $0, respectively, outstanding under Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
Topic 205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date of November 22, 2023; however, there can be no assurance that the Company will be able to consummate a Business Combination by the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 22, 2023.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub. There has been no intercompany activity since inception.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.
Investments and Cash Held in Trust Account
On June 14, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to June 14, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2023 and December 31, 2022, the Company had approximately $361.3 million and $350.0 million in cash held in the Trust Account, respectively.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized in the condensed consolidated balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

•
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with Initial Public Offering
Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
other income in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
As discussed in Note 1, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2023 and December 31, 2022, all 34,500,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary share subject to possible redemption as reflected on the accompanying unaudited condensed consolidated statements of changes in shareholders’ deficit.
Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,558,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$666,662	$166,666	$2,409,872	$602,468	$7,775,670	$1,943,918	$9,373,599	$2,343,400
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.07	$0.07	$0.23	$0.23	$0.27	$0.27

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
On February 9, 2021, the Sponsor paid $
25,000
, or approximately $
0.003
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the 2023 Note. As of September 30, 2023 and December 31, 2022, the Company had $335,000 and $0, respectively, outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.
On July 19, 2023, The Company issued the HCGP Note in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants that are identical to the Private Placement Warrants (the “Conversion Warrants”) at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. As of September 30, 2023, the Company had $380,000 outstanding under the HCGP Note which is recorded as convertible note – related party on the condensed consolidated balance sheets.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Party
On July 31, 2023, the Board agreed to pay a quarterly salary of $25,000 to each independent director, and an additional $5,000 to the chair of the audit committee, for services rendered prior to or in connection with the completion of the Business Combination. For the three and nine months ended September 30, 2023, the Company expensed $53,333 for services rendered by the independent directors. At September 30, 2023 and December 31, 2022, the Company had accrued approximately $53,333 and $0, respectively, in compensation expense to the independent directors which are included in due to related party on the condensed consolidated balance sheets.
Administrative Support Agreement
On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. As of September 30, 2023 and December 31, 2022, the Company had $50,000 and $0 amounts payable for such services, respectively. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations.
In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three and nine months ended September 30, 2023, the Company incurred approximately $354 and $21,000, respectively, of such expenses. During the three and nine months ended September 30, 2022, the Company incurred approximately $16,000 and $66,000, respectively, of such expenses. Approximately $0 and $1,000 was payable and recorded as accounts payable in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed Business Combination. As of September 30, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Company’s proposed Business Combination or to any future Business Combination.
Deferred Legal Fees Associated with the Initial Public Offering and Certain Other Matters
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has arranged the deferral of certain other legal expenses in connection with the Business Combination. As of September 30, 2023 and December 31, 2022, the Company recorded an aggregate of approximately $518,000 for such deferred legal fees in the accompanying condensed consolidated balance sheets.
Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the military conflicts in Ukraine the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflicts between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Business Combination with One Energy
Business Combination Agreement
On August 14, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Merger Sub and One Energy.
Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) the Company will transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation, (ii) Merger Sub will merge with and into One Energy (the “Merger”), with One Energy as the surviving company in the Merger and, as a result of the Merger, One Energy will become a wholly-owned subsidiary of the Company, and (iii) the Company will be renamed “One Power Company”.
Earn Out Consideration
In addition to the base consideration paid at the closing of the Transactions (the “Closing”), for the period of time from 90 days after the Closing and ending on the 5-year anniversary
of the Closing (“One Energy Earnout Period”), stockholders of One Energy will have the right to earn additional ordinary shares of the Company upon the following terms:

•
On the date on which the daily volume-weighted average share price of ordinary shares of the Company (“TRTL VWAP”) is greater than $12.50 for any twenty trading days out of thirty consecutive trading days, a one-time
issuance of 2,500,000 ordinary shares of the Company; and

•	On the date on which the TRTL VWAP is greater than $15.00 for any twenty trading days out of thirty consecutive trading days, a one-time issuance of 2,500,000 ordinary shares of the Company.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If, during the One Energy Earnout Period there is a change of control transaction in which the Company or its shareholders have the right to receive consideration implying a value per share (as agreed in good faith by the Board) that is greater than or equal to the applicable TRTL VWAP prices specified above, any applicable earnout shares that have not previously been issued will be issued to the One Energy stockholders.
Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Company and One Energy, pursuant to which the Sponsor and each of the Company shareholders party thereto agreed to (a) vote in favor of the Business Combination Agreement and the Transactions, (b) not transfer their shares of the Company during the period between the signing of the Business Combination Agreement and the Closing, (c) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to their shares of the Company, and (d) subject 2,250,000 of their shares of the Company to potential vesting and forfeiture based on a stock price based earnout over a two-year
period, with an early release if the TRTL VWAP exceeds $12.00 per share over 20 out of any 30 consecutive trading days, during such two-year
period after Closing.
Transaction Support Agreement
In connection with the execution of the Business Combination Agreement, Jereme Kent, CAS Ohio LLC and RES Ohio LLC (collectively, the “Supporting Company Stockholders”) entered into a transaction support agreement (the “Transaction Support Agreement”), pursuant to which, among other things, each such Supporting Company Stockholder agreed to, (a) support and vote in favor of the Business Combination Agreement and the ancillary documents to which One Energy is or will be a party and the Transactions, (b) not transfer their One Energy shares during the interim period prior to the Closing, and (c) take, or cause to be taken, any actions necessary or advisable to cause certain agreements to be terminated effective as of the Closing.
Registration Rights Agreement
Prior to the Closing, the Sponsor and certain One Energy stockholders will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Sponsor and certain other shareholders of the Company and certain One Energy stockholders shall have registration rights that will obligate the Company to register for resale under the Securities Act all or any portion of the (i) ordinary shares of the Company issued to the One Energy stockholders as Transaction Consideration Shares, (ii) the ordinary shares of the Company held by the Sponsor and other legacy shareholders of the Company, (iii) the ordinary shares of the Company issued upon conversion of the ordinary shares of the Company in connection with the Merger, and (iv) the ordinary shares of the Company issuable upon exercise of all warrants held by the Company shareholders (together with any capital shares or other securities issued as a dividend or distribution with respect thereto or in exchange therefor, the “Registrable Securities”). Pursuant to the Registration Rights Agreement, among other things, the Company shall prepare and file a shelf resale registration statement with respect to the registrable securities under the Registration Rights Agreement no later than 60 calendar days prior to the expiration of the applicable post-Closing lock-up
period. The Company shareholders who hold a majority in interest of the Registrable Securities held by the legacy shareholders of the Company or One Energy stockholders who hold a majority in interest of the Registrable securities held by the legacy One Energy stockholders, will be entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of their Registrable Securities. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to the Company shareholders holding Registrable Securities and the One Energy stockholders holding Registrable Securities, as to the proposed filing and offer them an opportunity to register the sale of such number of Registrable Securities as requested by them in writing, subject to customary cut-backs.
In addition, subject to certain exceptions, the Company shareholders and the One Energy stockholders holding Registrable Securities will be entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of such Registrable Securities on Form
S-3
or
F-3
and any similar short-form registration that may be available at such time. Under the Registration Rights Agreement, the Company will indemnify the holders of Registrable Securities and certain persons or entities related to them, such as their officers, directors, employees, agents and representatives, against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission, and the holders of Registrable Securities, including Registrable Securities in any registration statement or prospectus, will agree to indemnify the Company and certain persons or entities related to the Company, such as its officers and directors and underwriters, against all losses caused by their misstatements or omissions in those documents.
Contingent Stock Rights Agreement
Prior to or in connection with the Closing, the Company, the Sponsor, Jereme Kent and Continental Stock Transfer & Trust Company will enter into a contingent stock rights agreement, pursuant to which Jereme Kent will deposit 5.5 million of the shares of the Company he will receive as consideration in the Transactions into an escrow account to provide certain contingent stock rights to PIPE investors and/or to public shareholders of the Company who do not redeem their shares of the Company in connection with the Transactions, in the event that the post-closing trading price of the combined public company does not equal or exceed a daily VWAP of $12.00 per share over 20 out of any 30 consecutive trading days, during the two-year
period after Closing.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	48,984,439

Class A ordinary share subject to possible redemption, December 31, 2022	349,891,153
Plus:
Gain on waiver of deferred underwriting fees	4,624,725
Increase in redemption value of Class A ordinary shares subject to possible redemption	6,733,317

Class A ordinary share subject to possible redemption, September 30, 2023	$361,249,195

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (see Note 6). In connection with the Extension Meeting, shareholders holding 17,235,298 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of September 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except that in respect of any vote or votes to continue the Company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the Company in such other jurisdiction), holders of Class B ordinary shares will have ten votes per share and holders of Class A ordinary shares will have one vote per share, and except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors (and may also remove a member of the Board for any reason) prior to a Business Combination.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2023 and December 31, 2022, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last sale price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for Class A ordinary shares:

•	in whole and not in part;

•	at a price equal to a number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables presents information about the Company’s assets and liabilities as of September 30, 2023 and December 31, 2022, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:
September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,466,250	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$1,178,667	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments and cash held in Trust Account	$349,991,153	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,725,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$1,386,667	$—
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2023 and 2022. As of September 30, 2023 and 2022, the estimated fair value of the Public Warrants was transferred back to a Level 1 measurement due to adequate trading activity.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and nine months ended September 30, 2023, the Company recognized a loss and gain resulting from an increase and decrease in fair value of the derivative warrant liabilities of approximately $1.9 million and $467,000, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $1.9 million and $11 million, respectively, presented as change in the fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based on this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, other than as described below.
On October 19, 2023, the Company held the Extension Meeting. At the Extension Meeting, the shareholders of the Company approved, among other things, a proposal to amend by special resolution the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from October 22, 2023 on a monthly basis up to six times until April 22, 2024 (or such earlier date as determined by the Board in its sole discretion). Shareholders holding 17,235,298 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders.
On October 20, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,553,823.18 (“Extension Funds”) to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for the benefit of each outstanding Public Share that was not redeemed in connection with the Meeting. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company.
The Company will deposit $258,970.53 per month into the Trust Account, which equates to $0.015 per remaining Public Share, for each calendar month (commencing on October 23, 2023 and on the 23rd day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $1,553,823.18.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TortoiseEcofin Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. If we have not completed an business combination by November 22, 2023, or a later date if extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $13,000 in operating cash and a working capital deficit of approximately $1,192,000.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of our Company in exchange for the issuance of 8,625,000 Founder Shares, and the loan from our Sponsor of approximately $195,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on July 22, 2021 and borrowings thereunder are no longer available. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed a $100,000, $50,000 and $185,000, respectively, under the 2023 Note. As of September 30, 2023 and December 31, 2022, there were $335,000 and $0, respectively, outstanding under Working Capital Loans. On July 19, 2023, the Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. The condensed consolidated interim financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through September 30, 2023, our activity had been limited to the searching, negotiation and completing an initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2023, we had net income of approximately $0.8 million, which consisted of approximately $3.8 million in interest income from cash held in the Trust Account and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $205,000, partly offset by approximately $1.9 million in change in fair value of derivative warrant liabilities and approximately $1,231,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the three months ended September 30, 2022, we had net income of approximately $3.0 million, which consisted of approximately $1.9 million in change in fair value of derivative warrant liabilities and approximately $1.6 million in interest income from cash and investments held in the Trust Account, partly offset by approximately $412,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party.

For the nine months ended September 30, 2023, we had net income of approximately $9.7 million, which consisted of approximately $11.4 million in interest income from cash held in the Trust Account, approximately $467,000 in change in fair value of derivative warrant liabilities and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $205,000, partly offset by approximately $2.2 million of general and administrative expenses inclusive of $90,000 of administrative expenses with a related party.

For the nine months ended September 30, 2022, we had net income of approximately $11.7 million, which consisted of approximately $11.0 million in change in fair value of derivative warrant liabilities and approximately $2.1 million in interest income from cash and investments held in the Trust Account, partly offset by approximately $1.4 million of general and administrative expenses inclusive of $90,000 of administrative expenses with a related party.

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

On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Company’s proposed business combination. As of September 30, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Company’s proposed business combination or to any future business combination.

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial business combination and has arranged the deferral of certain other legal expenses. As of September 30, 2023 and December 31, 2022, we recorded an aggregate of $518,000 for such deferred legal fees in the accompanying balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a business combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations. As of September 30, 2023 and December 31, 2022, the Company had $50,000 and $0 amounts payable for such services. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the three and nine months ended September 30, 2023, the Company incurred $354 and $21,000, respectively, of such expenses. During the three and nine months ended September 30, 2022, the Company incurred $16,000 and $66,000, respectively, of such expenses. Approximately $28 and $1,000 was payable as of September 30, 2023 and December 31, 2022, respectively.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the accounting of waiving the deferred underwriting fees.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of August 14, 2023, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc. and TRTL III Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023)

10.1	Sponsor Support Agreement, dated as of August 14, 2023, by and among TortoiseEcofin Acquisition Corp., One Energy Enterprises Inc. and TortoiseEcofin Sponsor III LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023)

10.2	Transaction Support Agreement, dated as of August 14, 2023, by and among TortoiseEcofin Acquisition Corp., One Energy Enterprises Inc. and certain Supporting Company Stockholders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023)

10.3	Form of Registration Rights Agreement by and among TortoiseEcofin Sponsor III LLC and certain One Energy stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023)

10.4	Form of Contingent Stock Rights Agreement, by and among TortoiseEcofin Sponsor III LLC, Jereme Kent and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TORTOISEECOFIN ACQUISITION CORP. III

Date: November 14, 2023	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Stephen Pang
	Name:	Stephen Pang
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)