Form 10-K
period 2023-12-31
TortoiseEcofin Acquisition Corp. III
filed 2024-04-01
CIK 1847112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☒ No ☐
The aggregate market value of the outstanding Class A ordinary shares of the registrant, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2023, as reported on the New York Stock Exchange was $358,106,550.
As of March 29, 2024, 17,264,702 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination, including the One Energy Business Combination (as defined below);

•	if the One Energy Business Combination is not consummated, the Company’s ability to enter into a definitive agreement and related agreements with respect to an alternative business combination;

•	our expectations around the performance of the prospective target business or businesses, such as One Energy (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•

the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our initial shareholders;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of additional potential acquisition opportunities;

•	our ability to consummate our initial business combination due to various social and political circumstances in the United States and around the world;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the trust account balance;

•	the Trust Account not being subject to claims of third parties;

•

the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

•	changes in the SEC (as defined below) rules related to special purpose acquisition companies (“SPACs”); or

•	the other risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with the initial business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for initial business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

•	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“Board of Directors” or “Board” are to our board of directors;

•

“Business Combination” or “initial business combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•

“Business Combination Agreement” are to that certain Amended and Restated Business Combination Agreement, dated February 14, 2024, which amends, restates and supersedes the Business Combination Agreement, dated August 14, 2023, entered into by the Company, One Energy, Pubco and other parties named therein;

•	“Charter Amendment” are to the amendment to the Amended and Restated Memorandum, which was approved by the shareholders at the Extension Meeting.

•	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

•

“Combination Period” are to the period until April 22, 2024 (or such earlier date as determined by the Board) as extended by the Charter Amendment (as defined below), that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Company,” “TRTL,” “our,” “we,” or “us” are to TortoiseEcofin Acquisition Corp. III, a Cayman Islands exempted company;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

•	“Extension Meeting” are to the extraordinary general meeting in lieu of an annual general meeting of shareholders held on October 19, 2023.

•

“equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“Founder Shares” are to the Class B ordinary shares initially purchased by our Sponsor in the Private Placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“HCGP” are to Hennessy Capital Growth Partners Fund I SPV V, LLC, a Delaware limited liability company;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 22, 2021;

•	“Initial Shareholders” are to holders of our Founder Shares;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“NYSE” are to the New York Stock Exchange;

•	“One Energy” are to One Energy Enterprises Inc., a Delaware corporation;

•	“One Energy Business Combination” are to the proposed business combination with One Energy pursuant to the Business Combination Agreement;

•	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares, together;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

•	“Private Placement Warrants” are to the warrants issued in the Private Placement;

•	“Pubco” are to TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company;

•

“public shares” are to the Class A ordinary shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our Initial Shareholders and management team to the extent our Initial Shareholders and/or the members of our management team purchase public shares, provided that each Initial Shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•

“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“Sponsor” are to TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $355.4 million from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Units” are to the units sold in our Initial Public Offering, which consist of one public share and one-fourth of one Public Warrant;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Initial Public Offering

In February 2021, the Sponsor purchased 7,187,500 Class B ordinary shares (the “Founder Shares”) for $25,000, or approximately $0.003 per share. In February 2021, we effected a share capitalization of 1,437,500 of our Class B ordinary shares, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option (the “Over-Allotment”)). On July 19, 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. On July 27, 2021, the underwriters purchased the Units (as defined below) subject to the Over-Allotment option in full and as a result, 1,125,000 Founder Shares were no longer subject to forfeiture. In connection with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchasing 32,400,000 Units in our Initial Public Offering and the Over-Allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. On October 28, 2022, one of our independent directors resigned and forfeited their 40,000 Founder Shares. On October 31, 2022, we issued 40,000 Founder Shares to a newly appointed independent director.

On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 Units, and on July 27, 2021, we consummated the Over-Allotment of 4,500,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $345.0 million. Each unit (“Unit”) consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On July 22, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 6,333,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”) and an affiliate of our Sponsor, generating gross proceeds to us of approximately $9.5 million. Concurrently with the consummation of the Over-Allotment, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating gross proceeds of $900,000. Each Private Placement Warrant entitles the holder to purchase one of our Class A ordinary shares at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

On September 8, 2021, we announced that, commencing on September 9, 2021, holders of the Units sold in the Initial Public Offering may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units.

Significant Activities After Initial Public Offering

On February 1, 2023, the Company issued a note (the “February 2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The February 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a business combination. If the Company does not complete an initial business combination, the February 2023 Note will not be repaid and all amounts owed under it will be forgiven.

On June 13, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities. Such deposit account carries a variable rate and we cannot assure you that the initial rate will not decrease or increase significantly.

On July 16, 2023, each of Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker resigned from our Board and all committees thereof. None of Mr. Daboub’s, Ms. Mandanas’ or Mr. Walker’s resignation was a result of any disagreement with us or the Board on any matters related to our operation, policies or practices.

On July 17, 2023, three of the four underwriters for the Initial Public Offering, consisting of Barclays, Goldman and Academy, agreed to waive all rights to their respective portion of the Deferred Discount (as defined in the Underwriting Agreement between the parties and us, dated July 19, 2021) (or approximately $9.96 million of the total $12.075 million of the Deferred Discount) with respect to our announced proposed business combination with an industrial renewable power solutions company.

On July 19, 2023, the Sponsor, TortoiseEcofin Borrower, the managing member of the Sponsor, and Hennessy Capital Growth Partners Fund I SPV V, LLC, a Delaware limited liability company (“HCGP”) entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor as well as 5,893,333 of its Private Placement Warrants. In connection with the transaction, HCGP assumed Tortoise Capital Advisors, L.L.C.’s (“Tortoise Capital Advisors”) rights and obligations under the that certain Administrative Support Agreement, dated July 19, 2021, between the Company and Tortoise Capital Advisors.

On July 19, 2023, we issued a promissory note (the “July 2023 Note”) in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into warrants at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note.

On July 19, 2023, our Board appointed Thomas D. Hennessy as a director. On July 31, 2023, the Board appointed Jack Leeney, Andrew Lipsher and Matthew Schindel as directors, each of whom serves on the audit, compensation and nominating and corporate governance committees of the Board, with Mr. Leeney serving as chair of the compensation committee, Mr. Lipsher serving as chair of the nominating and corporate governance committee, and Mr. Schindel serving as chair of the audit committee.

Extension Meeting

On October 19, 2023, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Extension Meeting”). At the Extension Meeting, our shareholders, among other things, approved a proposal to amend by special resolution our Amended and Restated Memorandum (the “Charter Amendment”) to extend the date by which we have to consummate an initial business combination from October 22, 2023 on a monthly basis up to six times until April 22, 2024 (or such earlier date as determined by the Board in its sole discretion). Shareholders holding 17,235,298 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders.

In connection with the Charter Amendment, we issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,553,823.18 (the “Extension Funds”) to the Sponsor, pursuant to which the Extension Funds would be deposited into the Trust Account for the benefit of each outstanding public share that was not redeemed in connection with the extension of our termination date from October 22, 2023 on a monthly basis up to six times until April 22, 2024.

On March 29, 2024, we filed a definitive proxy statement on Schedule 14A (the “Extension Proxy Statement”) to hold an extraordinary general meeting of shareholders on April 18, 2024 to further extend the Combination Period from April 22, 2024 to October 22, 2024.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on NYSE.

One Energy Business Combination

The below subsection describes the material provisions of the Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Business Combination Agreement is qualified in its entirety by reference to the complete text of the Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the One Energy Business Combination.

On February 14, 2024, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with One Energy, TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Pubco”), TRTL III First Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“TRTL Merger Sub”), OEE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with TRTL Merger Sub, the “Merger Subs”) (all of the transactions contemplated by the Business Combination Agreement, including the issuances of securities thereunder, the “One Energy Business Combination”), which amends, restates and supersedes the Business Combination Agreement, dated August 14, 2023, entered into by the Company, One Energy, and TRTL III Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. It is proposed that, at the closing of the One Energy Business Combination (the “Closing”), Pubco will change its name to “One Power Company.”

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) at least one day prior to the Closing Date (as defined below), TRTL will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”), (ii) following the Domestication, TRTL Merger Sub will merge with and into TRTL, with TRTL continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “TRTL Merger”), in connection with which all of the existing securities of TRTL will be exchanged for rights to receive securities of Pubco as follows: (a) each share of TRTL common stock, par value $0.0001 per share, outstanding immediately prior to the TRTL Merger effective time shall automatically convert into one share of common stock, par value $0.0001, issued by Pubco (“Pubco Common Share”) and one contingent share right (“CSR”), entitling the holder to a contingent future right, subject to satisfaction of certain trading price-based conditions, to receive a portion of certain Pubco Common Shares otherwise deliverable at the Closing to the founder and Chief Executive of One Energy (except with regard to holders of TRTL Class B ordinary shares that have waived their rights to receive CSRs for their Class B ordinary shares or TRTL Class A ordinary shares of TRTL, par value $0.0001 per share, issued upon conversion of their TRTL Class B ordinary shares) and (b) each warrant to purchase shares of TRTL shall automatically convert into one warrant to purchase Pubco Common Shares on substantially the same terms and conditions; (iii) prior to the Company Merger, One Energy shall cause the holders of all its issued and outstanding convertible instruments (other than options to be assumed by Pubco in connection with the One Energy Business Combination) (“Company Convertible Securities”) to either exchange or convert all of their issued and outstanding Company Convertible Securities for shares of One Energy common stock (including any accrued or declared but unpaid dividends) at the applicable conversion ratio set forth in the governing documents or the terms of applicable instruments (the “Company Exchanges”); (iv) promptly following the Company Exchanges, Company Merger Sub will merge with and into One Energy, with One Energy continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “Company Merger”, and together with the TRTL Merger, the “Mergers”), pursuant to which, other than dissenting shares, if any, (a) all shares of One Energy common stock issued and outstanding immediately prior to the effective time of the Company Merger (after giving effect to the Company Exchanges) will be cancelled and converted into the right to receive such number of Pubco Common Shares as shall be determined in accordance with an allocation schedule (the “Allocation Schedule”) to be delivered prior and as a condition to Closing pursuant to the terms of the Business Combination Agreement (all such shares, collectively, the “Aggregate Common Share Consideration”), and (b) all issued and outstanding shares of One Energy preferred stock, par value $0.0001 per share, if any such shares remain outstanding as of immediately prior to the effective time of the Company Merger (after giving effect to the Company Exchanges) will be canceled and converted into the right to receive one share of preferred stock of Pubco, par value $0.0001 per share (“Pubco Preferred Shares”), subject to the Allocation Schedule, with substantially similar rights, preferences and privileges as each One Energy Preferred Share, provided, however, that, Pubco Preferred Shares shall convert into Pubco Common Shares after applying the conversion ratio determined in accordance with the terms of the Business Combination Agreement (all such shares, if any, collectively, the “Aggregate Preferred Share Consideration”); and (v) all of the options to purchase One Energy shares (“Company Options”), whether vested or unvested, issued and outstanding as of immediately prior to the effective time of the Company Merger will be assumed by Pubco and, in the case of unvested Company Options, accelerate in full and become options to purchase Pubco Common Shares (the “Assumed Options”), subject to adjustments to the number and exercise prices thereof in accordance with the terms of the Business Combination Agreement and as set forth in the Allocation Schedule.

Additionally, at least one day prior to the Closing Date, (i) TRTL shall have caused the Domestication to have occurred and, in connection therewith, shall have caused each Class B Ordinary Share that is issued and outstanding as of such date to be converted, on a one-for-one basis, into one Class A Ordinary Share and (ii) One Energy shall have caused each share of One Energy Class B common stock, par value $0.0001 per share, that is issued and outstanding as of such date to be converted, on a one-for-one basis, into one share of One Energy Class A common stock, par value $0.0001 per share.

Pursuant to the terms of the Business Combination Agreement, the total consideration to be delivered to security holders of One Energy, inclusive of Assumed Options, will have an aggregate value equal to the sum of (i) $300,000,000 minus the amount of certain of One Energy’s indebtedness as of immediately prior to the Closing and (ii) the aggregate amount of the exercise prices of all Company Options that are outstanding and in-the-money (as defined in the Business Combination Agreement) as of immediately prior to the effective date of the Company Merger, assuming no cashless exercises of Company Options prior to such date, with each holder of Company Common Stock (treating shares of Company Preferred Stock on an as-converted to Company Common Stock basis but excluding share held as treasury stock) receiving a number of Pubco Common Shares equal to a conversion ratio to be determined at Closing in accordance with the terms of the Business Combination Agreement and the Allocation Schedule delivered thereunder, based on a deemed value per Pubco Common Share of $10.00 per share.

At the Closing, 5,500,000 Pubco Common Shares otherwise deliverable at the Closing to Jereme Kent, the Chief Executive Officer of One Energy, will be deposited into an escrow account to be distributed to the holders of CSRs in accordance with the terms of a Contingent Stock Rights Agreement in the event that the post-Closing trading price of Pubco Common Shares does not equal or exceed a daily VWAP of $12.00 per share over 20 out of any 30 consecutive trading days, during the two-year period after Closing.

In addition to the Aggregate Common Share Consideration, Aggregate Preferred Share Consideration and Aggregate Options deliverable at the Closing, One Energy stockholders as of the closing date (the “Closing Date”) of the Mergers (the “One Energy Stockholders”) will have the contingent right to receive up to 5,000,000 additional Pubco Common Shares (the “Company Earnout Shares”) if the following conditions occur during the period commencing on the date that is 90 days after the Closing Date and ending on the 5-year anniversary of the Closing Date (the “Company Earnout Period”):

i.

if the volume weighted average trading price (“VWAP”) of Pubco Common Shares is greater than $12.50 for any twenty (20) trading days out of any thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, 2,500,000 Pubco Common Shares shall be issued to the One Energy Stockholders; and

ii.

if VWAP of Pubco Common Shares is greater than $15.00 for any twenty (20) trading days out of any thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, 2,500,000 Pubco Common Shares shall be issued to the One Energy Stockholders.

Additionally, if, during the Company Earnout Period there is a change of control transaction in which Pubco or its stockholders have the right to receive consideration implying a value per share (as agreed in good faith by the Pubco board of directors) that is greater than or equal to the applicable VWAP in the triggering events specified above, any applicable Company Earnout Shares that have not previously been issued will be issued to the One Energy Stockholders.

SPAC Loans

On December 10, 2023, the Company entered into certain loan and transfer agreements with the Sponsor, One Energy and other parties (the “2023 December Lenders”), pursuant to which the 2023 December Lenders agreed to loan an aggregate of $1.0 million to the Sponsor (the “2023 December Loan”) and the Sponsor intends to loan such amount to the Company (the “2023 December SPAC Loan”). Neither the 2023 December Loan nor the 2023 December SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2023 December Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2023 December Lenders an additional one-time cash payment in the aggregate amount of $499,500. In the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each 2023 December Lender will have a one-time option to cause Pubco to repurchase up to 360,000 shares of Pubco common stock, on an as-converted basis, owned by such 2023 December Lender as a result of private purchases of One Energy’s shares prior to the Closing at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2023 December Lender the number of One Energy common stock equal to the principal amount of its 2023 December Loan at a price that values One Energy at its most recent private company equity valuation. If shares of One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2023 December Lender will also have a one-time option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each 2023 December Lender’s pro rata amount of the 2023 December Loan. As additional consideration for the 2023 December Lenders making the 2023 December Loan available to the Sponsor, the Sponsor agreed to transfer to the 2023 December Lenders an aggregate of 499,500 Class B ordinary shares of the Company upon the Closing.

On February 15, 2024, the Company entered into certain loan and transfer agreements (the “2024 February Loan and Transfer Agreements”) with the Sponsor, One Energy and other parties (the “2024 February Lenders”), pursuant to which the 2024 February Lenders agreed to loan an aggregate of $333,000 to the Sponsor (the “2024 February Loan”) and the Sponsor intends to loan such amount to the Company (the “2024 February SPAC Loan”). Neither the 2024 February Loan nor the 2024 February SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2024 February Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2024 February Lenders an additional one-time cash payment in the aggregate amount of $166,500. In addition, in the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, the February Lenders will have a one-time option to cause Pubco to repurchase up to an aggregate of 120,000 shares of One Energy Class A common stock, on an as-converted basis, owned by the 2024 February Lenders at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2024 February Lender the number of shares of One Energy common stock equal to the principal amount of its 2024 February Loan at a price that values One Energy at its most recent private company equity valuation. If shares One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2024 February Lender will also have a one-time option to cause One Energy to redeem all of its owned shares resulting from the 2024 February Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each 2024 February Lender’s pro rata amount of the 2024 February Loan. As additional consideration for the 2024 February Lenders making the 2024 February Loan available to the Sponsor, the Sponsor agreed to transfer to the 2024 February Lenders an aggregate of 166,500 Class B ordinary shares of the Company upon the Closing.

Business Strategy

Our acquisition strategy is to identify and complete our initial business combination with a company that is playing an active role in providing solutions to reduce emissions and/or improve the sustainability of products and industries, along with making a positive impact on the communities that it serves by employing efficient and innovative business practices. We are targeting a company and management team that shares our commitment to good governance and transparency.

We believe our management team’s track record and execution experience, together with the deep industry and investing experience of our Sponsor combined with the extensive experience of our Chief Executive Officer and management team, make us very well positioned to identify, source, negotiate and execute a business combination that meets our investment criteria and generates attractive risk-adjusted returns for our shareholders.

Our management team and the investment professionals of our Sponsor have an extensive network of senior industry contacts, including corporate executives, investment banking professionals, private equity and other financial sponsors, and owners of private businesses. We believe this network is a key competitive advantage in sourcing attractive business combination targets that meet our criteria, and that the reputation and expertise of our management team around energy transition and sustainability themes will make us a preferred partner for potential business combination counterparties.

Our management team brings a diversity of transactional and investing experience that will enable us to evaluate opportunities across multiple sectors. Throughout his long career, including as Chief Executive Officer of Tortoise Acquisition II and Tortoise Acquisition I, investment banker, Chief Executive Officer and Managing Partner of Lightfoot Capital and Chief Executive Officer and Chairman of the Board of NYSE-listed Arc Logistics, Mr. Cubbage oversaw the evaluation of hundreds of acquisitions and investments. As a Managing Director and Portfolio Manager at Tortoise Capital Advisors, Mr. Pang has evaluated and made numerous portfolio company investments across a broad platform of industry sectors and strategies. We believe the breadth of Messrs. Cubbage’s and Pang’s investment experience across multiple sub-sectors is a competitive advantage.

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

Our management team and Sponsor have a deep understanding of capital markets, which we believe is an important aspect of a special purpose acquisition company management team. We believe our Chief Executive Officer’s and our Chief Financial Officer’s extensive track records of public and private investments, including PIPEs, provide valuable expertise in evaluating and executing capital markets transactions. We believe that the combination of our management team’s experience and network in the private and public equity markets, together with the resources of our Sponsor, will allow us to effectively identify, evaluate, finance and structure the business combination transaction.

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

As outlined above, we have an integrated team with a full suite of strategic, financial, legal and operational capabilities, allowing us to identify targets and complete our due diligence in a thorough and expedited manner. We believe our integrated team and affiliation with our Sponsor will also allow us to pursue a number of transaction opportunities concurrently and compress the time required from initial identification of an opportunity to transaction announcement.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination, such as One Energy. We use these criteria and guidelines in evaluating business combination opportunities, such as the One Energy Business Combination, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on candidates that we believe:

•	will benefit from our team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise;

•

exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•	are at an inflection point, are in need of additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•	have attractive opportunities to grow the business through organic growth projects and third-party acquisitions;

•	will be well received by public investors and are expected to have good access to the public capital markets;

•	are engaged in activities that are consistent with our Sponsor’s and management’s view of macro trends; and

•	are expected to generate attractive risk-adjusted returns for our shareholders.

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

Our Amended and Restated Memorandum requires the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with our Sponsor and/or one or more investors in funds or separate accounts managed by our Sponsor( an “Affiliated Joint Acquisition”). Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and our Sponsor considered such a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the business combination transaction and/or the desire to obtain committed capital for closing the business combination transaction. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our Initial Shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Initial Public Offering plus all shares issued in the specified future issuance (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares would then agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

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

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process. This due diligence review process is specific to the target business, but includes, among other things, a review of historical and projected financial and operating data, meetings with management and their financial sponsors (if applicable), an assessment of the commodity price risk of the business and our ability to mitigate such risks with hedges, on-site inspection of assets, discussion with customers, legal and environmental reviews and other reviews as we deem appropriate. We also utilize our expertise and our Sponsor’s expertise in operating companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor or our officers or directors. While One Energy is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the One Energy Business Combination and we seek to complete our initial business combination with a company that is affiliated with our Sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or may be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity. Our Amended and Restated Memorandum provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Sponsor, members of our management team or their affiliates may sponsor other special purpose acquisition companies similar to ours during the period in which we are seeking an initial business combination and our officers and directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is an overlap among the management teams.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team devotes in any time period varies based on the current stage of the business combination process.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange all of their outstanding capital stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Although our management assesses the risks inherent in a particular target business with which we may combine, such as One Energy, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise, other than the February 2023 Note, July 2023 Note and Extension Note to fund our working capital needs.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse HCGP a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, such as One Energy, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Amended and Restated Memorandum. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case with the One Energy Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other legal reasons. Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);

•

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

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The purpose of any such purchases of shares could be to increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. To the extent that our Sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

•	the amount of such public shares purchased by our Sponsor or its affiliates, along with the purchase price;

•	the purpose of the purchases by our Sponsor or its affiliates;

•	the impact, if any, of the purchases by our Sponsor or its affiliates on the likelihood that the initial business combination will be approved;

•

the identities of our security holders who sold to our Sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor or its affiliates; and

•	the number of public shares for which we have received redemption requests in connection with the initial business combination.

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

Limitations on Redemptions

Our Amended and Restated Memorandum provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our Amended and Restated Memorandum would require shareholder approval. If we structure a business combination transaction with a target business in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our Amended and Restated Memorandum:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, or such higher percentage as may be required by Cayman Islands law, and pursuant to our Amended and Restated Memorandum. A quorum for such meeting will consist of the holders present in person or by proxy of shares of the Company representing a majority of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Holders of our Founder Shares will count toward this quorum. Our Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after our Initial Public Offering, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, abstentions and non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. The Anchor Investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Memorandum:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Amended and Restated Memorandum provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Amended and Restated Memorandum provides that we will have until April 22, 2024 to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Holders of our Founder Shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to the Founder Shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our Sponsor, officers or directors or the Anchor Investors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our Amended and Restated Memorandum, such an amendment would need to be approved by the affirmative vote of the holders of at least two-thirds of all then outstanding ordinary shares who attend and vote in a general meeting.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in such shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum, like all provisions of our Amended and Restated Memorandum, may be amended with a shareholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $600,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	repayment of up to an aggregate of $500,000 in loans made to us by TortoiseEcofin Borrower under the February 2023 Note to fund our working capital needs;

•	repayment of up to an aggregate of $1,000,000 in loans made to us by HCGP under the July 2023 Note to fund our working capital needs;

•	repayment of up to an aggregate of $1,553,823.18 in loans made to us by the Sponsor under the Extension Note in connection with the Charter Amendment;

•	reimbursement for office space, utilities and secretarial and administrative support made available to us by HCGP in an amount equal to $10,000 per month;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

•

repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance general working capital needs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the February 2023 Note, July 2023 Note and Extension Note, the terms of such loans have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they devote in any time period will vary on the stage of the business combination process we are in.

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

Website

Our corporate website address is https://trtlspac.com/. Information contained on our website is not part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in the report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

•	The requirement that we consummate an initial business combination by April 22, 2024 may give potential businesses leverage over us in negotiating an initial business combination.

•

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•

If we seek shareholder approval of our initial business combination, our Sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target business.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we consummate an initial business combination by April 22, 2024 may give potential businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•

We may engage in a business combination with one or more businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or Initial Shareholders which may raise potential conflicts of interest.

•

We may only be able to complete one business combination with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•	The NYSE could suspend trading in our securities or delist our securities from the NYSE subsequent to July 22, 2024, which is three years from our IPO.

•

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.61 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on NYSE.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on June 13, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (a) the completion of our initial business combination; (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum to affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period; or (c) the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our Public Stockholders may receive only approximately $10.61 (as of December 31, 2023) per public share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For the complete list of risks relating to our operations and the initial business combination, other than as set forth above, see the section titled “Risk Factors” contained in our Annual Reports on Form 10-K filed with the SEC on March 24, 2022 and March 22, 2023, our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2023, August 11, 2023, May 11, 2023, November 11, 2022, August 11, 2022, May 11, 2022, November 11, 2021 (as amended) and August 31, 2021, the Extension Proxy Statement filed with the SEC on February 29, 2024 and in the other reports we file with the SEC. Furthermore, if any of the events occur described in the aforementioned filings, our business, financial condition and operating results may be materially adversely affected or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in the aforementioned filings are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results or result in our liquidation. For risks relating to the One Energy Business Combination, please see the registration statement on Form S-4 that will be filed by Pubco with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial business combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the Board of Directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448 and our telephone number is (913) 981-1020. The cost for our use of this space is included in the $10,000 per month fee we reimburse to HCGP for office space, utilities, secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

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

Holders

At March 29, 2024, there were one holder of record of our Units, one holder of record of our Class A ordinary shares, 32 holders of record of our Class B ordinary shares and one holders of record of our Public Warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 10, 2023, the Company entered into certain loan and transfer agreements with the 2023 December Lenders, pursuant to which the 2023 December Lenders agreed to loan an aggregate of $1.0 million to the Sponsor and the Sponsor intends to loan such amount to the Company. Neither the 2023 December Loan nor the 2023 December SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2023 December Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2023 December Lenders an additional one-time cash payment in the aggregate amount of $499,500. In the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each 2023 December Lender will have a one-time option to cause Pubco to repurchase up to 360,000 shares of Pubco common stock, on an as-converted basis, owned by such 2023 December Lender as a result of private purchases of One Energy’s shares prior to the Closing at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2023 December Lender the number of One Energy common stock equal to the principal amount of its 2023 December Loan at a price that values One Energy at its most recent private company equity valuation. If shares of One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2023 December Lender will also have a one-time option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each 2023 December Lender’s pro rata amount of the 2023 December Loan. As additional consideration for the 2023 December Lenders making the 2023 December Loan available to the Sponsor, the Sponsor agreed to transfer to the 2023 December Lenders an aggregate of 499,500 Class B ordinary shares of the Company upon the Closing.

On February 15, 2024, the Company entered into the 2024 February Loan and Transfer Agreements with the 2024 February Lenders, pursuant to which the 2024 February Lenders agreed to loan an aggregate of $333,000 to the Sponsor and the Sponsor intends to loan such amount to the Company. Neither the 2024 February Loan nor the 2024 February SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2024 February Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2024 February Lenders an additional one-time cash payment in the aggregate amount of $166,500. In addition, in the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, the February Lenders will have a one-time option to cause Pubco to repurchase up to an aggregate of 120,000 shares of One Energy Class A common stock, on an as-converted basis, owned by the 2024 February Lenders at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2024 February Lender the number of shares of One

Energy common stock equal to the principal amount of its 2024 February Loan at a price that values One Energy at its most recent private company equity valuation. If shares One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2024 February Lender will also have a one-time option to cause One Energy to redeem all of its owned shares resulting from the 2024 February Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each 2024 February Lender’s pro rata amount of the 2024 February Loan. As additional consideration for the 2024 February Lenders making the 2024 February Loan available to the Sponsor, the Sponsor agreed to transfer to the 2024 February Lenders an aggregate of 166,500 Class B ordinary shares of the Company upon the Closing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 19, 2023, we held the Extension Meeting, at which our shareholders approved, among others, a proposal to extend the date by which we would be required to consummate a business combination from October 22, 2023 on a monthly basis up to six times to April 22, 2024 (or such earlier date as determined by the Board). In connection with the Extension Meeting, public shareholders holding an aggregate of 17,235,298 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following the redemption, there were 17,264,702 Class A ordinary shares issued and outstanding and 8,625,000 Class B ordinary shares issued and outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	17,235,298	$10.49	—	—
November 1 – November 30, 2023	—	—	—	—
December 1 – December 31, 2023	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 3, 2021. We were incorporated for the purpose of effecting an initial business combination with one or more businesses or entities that we have not yet identified.

Our Sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company, which is owned primarily by HCGP, and its consolidated subsidiaries and our management (directly or indirectly, including through family trusts). On February 9, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on behalf of the Company in consideration of 7,187,500 Founder Shares. The registration statement for our Initial Public Offering was declared effective by the SEC on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions and $11.1 million was the excess of the fair value of the Founder Shares sold by the Sponsor to the Anchor Investors over the price paid by such Anchor Investors for such Founder Shares. On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million, and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1,329,000 of the offering costs were allocated to derivative warrant liabilities.

Simultaneously with the closing of our Initial Public Offering, we completed the sale of 6,333,333 Private Placement Warrants in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower, generating proceeds of $9.5 million. Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”). Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants held by TortoiseEcofin Borrower.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. If we have not completed an initial business combination by November 22, 2023, or a later date if extended, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On February 14, 2024, we entered into the Business Combination Agreement with One Energy, Pubco and the Merger Subs. It is proposed that, at the closing of the One Energy Business Combination, Pubco will change its name to “One Power Company.” For a full description of the Business Combination Agreement and the proposed One Energy Business Combination, please see “Item 1. Business.”

On February 29, 2024, we filed the Extension Proxy Statement to hold an extraordinary general meeting of shareholders to further extend the Combination Period from April 22, 2024 to October 22, 2024.

Liquidity and Capital Resources

As of December 31, 2023, we had approximately $469,000 in operating cash and a working capital deficit of approximately $1,021,000.

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

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the February 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of December 31, 2023 and 2022, there were $335,000 and $0, respectively, outstanding under Working Capital Loans. On July 19, 2023, the Company issued the July 2023 Note in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the July 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that liquidity conditions and mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

On June 13, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through December 31, 2023, our activity had been limited to searching, negotiating and completing an initial business combination. We will not generate any operating revenues until the Closing of our initial business combination.

For the year ended December 31, 2023, we had net income of approximately $12.8 million, which consisted of approximately $13.9 million in interest income from cash held in the Trust Account, approximately $1.7 million in change in fair value of derivative warrant liabilities and other income attributable to derecognition of deferred underwriting fee allocated to offering costs of approximately $205,000, partly offset by approximately $2,959,000 of general and administrative expenses inclusive of $120,000 of administrative expenses with a related party and interest expense – debt discount of approximately $25,000.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

On July 17, 2023, three of the four underwriters for our Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the One Energy Business Combination. As of December 31, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Company’s proposed business combination or to any future business combination.

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial business combination and has agreed to the deferral of certain other legal expenses. As of December 31, 2023 and 2022, we recorded an aggregate of $174,000 for such deferred legal fees in the accompanying balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a business combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the year ended December 31, 2023, the Company incurred $120,000, for such expenses, included as general and administrative expenses—related party on the accompanying consolidated financial statements of operations. For the year ended December 31, 2022, the Company incurred $120,000, for such expenses, included as general and administrative expenses—related party on the accompanying consolidated financial statements of operations. As of December 31, 2023 and 2022, the Company had $50,000 and $0 amounts payable for such services. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the

Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. During the year ended December 31, 2023, the Company incurred $21,000, of such expenses. During the year ended December 31, 2022, the Company incurred $71,000, of such expenses. Approximately $0 and $1,000 was payable as of December 31, 2023 and 2022, respectively.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. One of the more significant estimates are in connection with determining the fair value of the derivative warrant liabilities.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation, respectively. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
TortoiseEcofin Acquisition Corp. III
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of
TortoiseEcofin
Acquisition Corp. III (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements
”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 22, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated
financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
April 1, 2024
PCAOB Number 100

TORTOISEECOFIN ACQUISITION CORP. III
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$469,134	$78,997
Prepaid expenses	28,437	421,809

Total current assets	497,571	500,806
Cash held in Trust Account	183,277,939	—
Investments held in Trust Account	—	349,991,153

Total Assets	$183,775,510	$350,491,959

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$652,547	$30,076
Accrued expenses	866,384	120,960

Total current liabilities	1,518,931	151,036
Promissory note – related party	335,000	—
Convertible promissory note	380,000	—
Loan and transfer agreement, net of debt discount	850,319	—
Due to related party	133,333	—
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	7,245,000	12,075,000
Derivative warrant liabilities	1,383,136	3,111,667

Total Liabilities	12,019,386	15,511,370
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,264,702 and 34,500,000 shares issued and outstanding at approximately $10.61 and $10.14 at December 31, 2023 and 2022, respectively	183,177,939	349,891,153
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2023 and 2022	863	863
Additional paid-in capital	173,461	—
Accumulated deficit	(11,596,139)	(14,911,427)

Total shareholders’ deficit	(11,421,815)	(14,910,564)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$183,775,510	$350,491,959

The accompanying notes are an integral part of these consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
CONSOLIDATED
STATEMENTS
OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$2,839,492	$1,697,963
Administrative expenses – related party	120,000	120,000

Loss from operations	(2,959,492)	(1,817,963)
Other income:
Change in fair value of derivative warrant liabilities	1,728,531	11,046,416
Other income attributable to derecognition of deferred underwriting fee allocated to warrants	205,275	—
Interest expense – debt discount	(24,780)	—
Interest income from cash held in Trust Account	13,898,712	—
Interest income from investments held in Trust Account	—	4,991,153

Total other income	15,807,738	16,037,569
Net income	$12,848,246	$14,219,606

Weighted average number of Class A ordinary shares—basic and diluted	30,958,500	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.32	$0.33

Weighted average number of Class B ordinary shares—basic and diluted	8,625,000	8,625,000

Basic and diluted net income per share, Class B ordinary shares	$0.32	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED
DECEMBER
31, 2023 AND 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(24,239,996)	$(24,239,133)
Forfeiture of Class B ordinary shares	—	—	(40,000)	(4)	4	—	—
Issuance of Class B ordinary shares	—	—	40,000	4	112	—	116
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(116)	(4,891,037)	(4,891,153)
Net income	—	—	—	—	—	14,219,606	14,219,606

Balance - December 31, 2022	—	—	8,625,000	863	—	(14,911,427)	(14,910,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(9,532,958)	(9,532,958)
Fair value of transferred Class B ordinary shares	—	—	—	—	173,461	—	173,461
Net income	—	—	—	—	—	12,848,246	12,848,246

Balance - December 31, 2023	—	$—	8,625,000	$863	$173,461	$(11,596,139)	$(11,421,815)

The accompanying notes are an integral part of these consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
CONSOLIDATED
STATEMENTS
OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$12,848,246	$14,219,606
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,728,531)	(11,046,416)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(205,275)	—
Interest expense – debt discount	24,780	—
Interest income from cash and investments held in Trust Account	(13,898,712)	(4,991,153)
Changes in operating assets and liabilities:
Prepaid expenses	393,372	757,720
Due to related party	133,333	—
Accounts payable	622,471	(63,663)
Accrued expenses	745,424	4,253
Deferred legal fees	—	23,667

Net cash used in operating activities	(1,064,892)	(1,095,986)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(258,971)	—
Cash withdrawn for redemptions of Class A ordinary shares subject to possible redemption	180,870,897	—

Net cash provided by investing activities	180,611,926	—

Cash Flows from Financing Activities:
Issuance of Class B ordinary shares	—	116
Proceeds from promissory note- related party	335,000	—
Proceeds from convertible note payable to related parties	380,000	—
Proceeds from loan and transfer agreement	999,000	—
Redemption of ordinary shares	(180,870,897)	—

Net cash (used in) provided by financing activities	(179,156,897)	116

Net change in cash	390,137	(1,095,870)
Cash – beginning of the period	78,997	1,174,867

Cash – end of the period	$469,134	$78,997

The accompanying notes are an integral part of these consolidated financial statements.

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
All activity for the period from February 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on cash and investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.
The Company’s sponsor is TortoiseEcofin Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”), which is owned primarily by Hennessy Capital Growth Partners Fund I SPV V, LLC, a Delaware limited liability company (“HCGP”), and the Company’s management (directly or indirectly, including through family trusts). The registration statement for the Company’s Initial Public Offering was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $28.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5) and $11.1 million was the excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). On July 23, 2021, the underwriters exercised their over-allotment option in full and on July 27, 2021, they purchased 4,500,000 additional Units, generating gross proceeds of $45.0 million (the “Over-Allotment”), and incurring offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions. Approximately $1.3 million of the offering costs were allocated to derivative warrant liabilities. The Anchor Investors purchased 32,400,000 Units in the Initial Public Offering and the Over-
Allotment
. None of the Anchor Investors are affiliated with any member of the Company’s management.
Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) in a private placement (the “Private Placement”), at a price of $1.50 per Private Placement Warrant, to TortoiseEcofin Borrower LLC, a Delaware limited liability company (“TortoiseEcofin Borrower”), generating proceeds of $9.5 million (see Note 4). Concurrently with the consummation of the Over-Allotment on July 27, 2021, TortoiseEcofin Borrower purchased 600,000 additional Private Placement Warrants, generating proceeds of $900,000 (the “Second Private Placement”). Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants held by TortoiseEcofin Borrower.
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
On October 19, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from October 22, 2023 on a monthly basis up to six times until April 22, 2024 (or such earlier date as determined by the board of directors of the Company (the “Board”)). The Sponsor agreed to deposit $258,970.53 per month into the Trust Account, for each calendar month (commencing on October 23, 2023 and on the 23 rd
day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business
Combination.
At the Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders.
On October 20, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,553,823.18 (“Extension Funds”) to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for the benefit of each outstanding Public Share that was not redeemed in connection with the Extension Meeting. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company.
The Company will deposit $258,970.53 per month into the Trust Account, which equates to $0.015 per remaining Public Share, for each calendar month (commencing on October 23, 2023 and on the 23rd day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $1,553,823.18. On December 15, 2023 and February 21, 2024, the Company deposited $258,970.53, on each date, into the Trust Account, respectively.
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
HCGP and the initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Three of the four underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account with respect to the Company’s Letter of Intent for the Transactions with One Energy, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
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

On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Transactions with One Energy. As of December 31, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Transactions with One Energy or to any future Business Combination.
Pursuant to that certain securities purchase agreement, dated as of July 19, 2023, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private
Placement
Warrants held by TortoiseEcofin Borrower. In connection with the transaction, HCGP assumed Tortoise Capital Advisors, L.L.C.’s (“Tortoise Capital Advisors”) rights and obligations under the Administrative Support Agreement (see Note 4).
On July 31, 2023, the Board appointed Jack Leeney, Andrew Lipsher and Matthew Schindel as directors of the Company, effective immediately. Each of the directors serves on the audit, compensation and nominating and corporate governance committees of the Board with Mr. Leeney serving as chair of the compensation committee, Mr. Lipsher serving as chair of the nominating and corporate governance committee, and Mr. Schindel serving as chair of the audit committee. As compensation for their services, each of the directors received 20,000 Class B ordinary shares of the Company and will also be entitled to cash compensation of $25,000 per quarter.
On December 10, 2023, the Company entered into Loan and Transfer Agreements with the Sponsor, One Energy Enterprises Inc. (“One Energy”) and other parties (the “Lenders”), pursuant to which the Lenders agreed to loan an aggregate of $
1.0

million to the Sponsor (the “Loan”) and the Sponsor intends to loan such amount to the Company (the “SPAC Loan”). Neither the Loan nor the SPAC Loan will accrue any interest. As of December 31, 2023, $999,000 had been drawn and outstanding under the Loan and Transfer Agreements.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Business Combination, One Energy will pay the Lenders an additional one-time
cash payment in the aggregate amount of $499,500. In addition, in the event the Transactions with One Energy is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each Lender will have a one-time
option to cause the combined publicly-listed company to repurchase up to 360,000 shares of Class A common stock, on an as-converted
basis, owned by such Lender as a result of private purchases of One Energy’ shares prior to the closing of the Transactions at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.
If the Transactions with One Energy are not completed, One Energy will issue to each Lender the number of shares of its common stock equal to the principal amount of its Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each Lender will also have a one-time
option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each Lender’s pro rata amount of the Loan.
As additional consideration for the Lenders making the Loan available to the Sponsor, the Sponsor agreed to transfer to the Lenders an aggregate of 499,500 Class B ordinary shares of the Company upon the closing of the Transactions with One Energy.
Liquidity, Capital Resources and Going Concern
As of December 31, 2023, the Company had approximately $469,000 in operating cash and a working capital deficit of approximately $1,021,000.
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

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
5
). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. On July 19, 2023, The Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. See Note 4. As of December 31, 2023 and 2022, there were $335,000 and $0, respectively, outstanding under Working Capital
Loans reported as promissory note – related party on the accompanying consolidated balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date of April 22, 2024; however, there can be no assurance that the Company will be able to consummate a Business Combination by the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could di
ffer significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.
Cash and Investment Held in Trust Account
On June 14, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to June 14, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023 and 2022, the Company had approximately $183.3 million in cash
and $350.0
million in investments held in the Trust Account, respectively.

Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized in the consolidated balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation, respectively. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.
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
non-operating
other income in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current
liabilities.
Class A Ordinary Shares Subject to Possible Redemption
As discussed in Note 1, all of the Class A ordinary shares sold as part of the Units in the Initial Public Offering and the Over-Allotment contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.
At the Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders. Accordingly, as of December 31, 2023 and
2022, 17,264,702 and 34,500,000 Class A ordinary shares subject to possible redemption, respectively, at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary share subject to possible redemption as reflected on the accompanying consolidated statements of changes in shareholders’ deficit.
Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income—basic and diluted	$10,048,693	$2,799,553	$11,375,685	$2,843,921
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,958,500	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.32	$0.32	$0.33	$0.33

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
all of its limited liability company interests in the Sponsor, as well as 5,893,333 Private Placement Warrants held by TortoiseEcofin Borrower.
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
On February 1, 2023, the Company issued a nonconvertible unsecured promissory note (the “February 2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The February 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the February 2023 Note will not be repaid and all amounts owed under it will be forgiven.
On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of December 31, 2023 and 2022, the Company had $335,000 and $0, respectively, outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.
On July 19, 2023, the Company issued the HCGP Note in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants that are identical to the Private Placement Warrants (the “Conversion Warrants”) at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. As of December 31, 2023, the Company had $380,000 outstanding under the HCGP Note which is recorded as convertible note – related party on the consolidated balance sheets.
Due to Related Party
On July 31, 2023, the Board agreed to pay a quarterly salary of $25,000 to each independent director, and an additional $5,000 to the chair of the audit committee, for services rendered prior to or in connection with the completion of the Business Combination. For the year ended December 31, 2023, the Company expensed $133,333 for services rendered by the independent directors. At December 31, 2023 and 2022, the Company had accrued approximately $133,333 and $0, respectively, in compensation expense to the independent directors which are included in due to related party on the consolidated balance sheets.
Administrative Support Agreement
On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. As of December 31, 2023 and 2022, the Company had $50,000 and $0 amounts payable for such services, respectively. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement. For the year ended December 31, 2023 and 2022, the Company incurred $120,000, for such expenses, included as general and administrative expenses—related party on the accompanying consolidated financial statements of operations.
In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the year ended

December 31, 2023, the Company incurred approximately $21,000 of such expenses. During the year ended December 31, 2022, the Company incurred approximately $71,000 of such expenses. Approximately $0 and $1,000 was payable and recorded as accounts payable in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), and any Class A ordinary shares held by the Company’s initial shareholders and HCGP at the completion of the Initial Public Offering or acquired prior to or in connection with a Business Combination, are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares held by the initial shareholders, in accordance with the letter agreement the Company’s initial shareholders entered into, (ii) in the case of the Founder Shares held by the Anchor Investors, in accordance with the investment agreements entered into by and among the Company, the Sponsor and the Anchor Investors and (iii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
On July 17, 2023, three of the four underwriters for the Company’s Initial Public Offering, consisting of Barclays Capital Inc., Goldman Sachs & Co. LLC and Academy Securities, Inc., agreed to waive all rights to their respective portion of the underwriting commissions (or approximately $9.96 million of the total $12.075 million of the underwriting commissions) with respect to the Transactions with One Energy. As of December 31, 2023, one of the underwriters had further agreed to waive all rights to their respective portion of the underwriting commissions (approximately $4.83 million) with respect to the Transactions with One Energy or to any future Business Combination.

Deferred Legal Fees Associated with the Initial Public Offering and Certain Other Matters
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has agreed to
the deferral of certain other legal expenses in connection with the Business Combination. As of December 31, 2023 and 2022, the Company recorded an aggregate of approximately $174,000 for such deferred legal fees in the accompanying consolidated balance sheets.
Risks and Uncertainties
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the military conflicts in Ukraine and in the Middle East, and resulting market volatility, could adversely affect the Company’s ability to complete a Business Combination. In response to the conflicts between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Business Combination with One Energy
Business Combination Agreement
On February 14, 2024, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with One Energy, TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Pubco”), TRTL III First Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“TRTL Merger Sub”), OEE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with TRTL Merger Sub, the “Merger Subs”), which amends, restates and supersedes the Business Combination Agreement, dated August 14, 2023, entered into by the Company, One Energy, and TRTL III Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. It is proposed that, at the closing of the Transactions (the “Closing”), Pubco will change its name to “One Power Company.”
Earn Out Consideration
In addition to the base consideration paid at the Closing, for the period of time commencing
90 days after the Closing and ending on the
5
-year
anniversary of the Closing (“One Energy Earnout Period”), One Energy Stockholders will have the right to earn additional Pubco-Common Shares of upon the following terms:

•
On the date on which the daily volume-weighted average share price of Pubco Common Shares (“VWAP”) is greater than $
12.50 for any
twenty
trading days out of
thirty
consecutive trading days, a
one-time
issuance of 2,500,000
Pubco Common Shares; and

•	On the date on which the VWAP is greater than $ 15.00 for any twenty trading days out of thirty consecutive trading days, a one-time issuance of 2,500,000 Pubco Common Shares of the Company.
If, during the One Energy Earnout Period there is a change of control transaction in which Pubco or its stockholders have the right to receive consideration implying a value per share (as agreed in good faith by the Board) that is greater than or equal to the applicable VWAP prices specified above, any applicable earnout shares that have not previously been issued will be issued to the One Energy stockholders.

Sponsor Letter Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor letter agreement (as amended, the “Sponsor Letter Agreement”) with the Company and One Energy, pursuant to which the Sponsor and each of the Company shareholders party thereto agreed to (a) vote in favor of the Business Combination Agreement and the Transactions, (b) not transfer their shares of the Company during the period between the signing of the Business Combination Agreement and the Closing, (c) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to their shares of the Company, and (d) subject 1,750,000 of their shares of the Company to potential vesting and forfeiture based on a stock price based earnout over at two-year
period, with an early release if the TRTL VWAP exceeds $
12.00 per share over 20 out of any 30 consecutive trading days, during such two-year
period after Closing.
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
In addition, subject to certain exceptions, the Company shareholders and the One Energy stockholders holding Registrable Securities will be entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of such Registrable Securities on FormS-3 or F-3 and any similar short-form registration that may be available at such time. Under the Registration Rights Agreement, the Company will indemnify the holders of Registrable Securities and certain persons or entities related to them, such as their officers, directors, employees, agents and representatives, against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission, and the holders of Registrable Securities, including Registrable Securities in any registration statement or prospectus, will agree to indemnify the Company and certain persons or entities related to the Company, such as its officers and directors and underwriters, against all losses caused by their misstatements or omissions in those documents.

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
In connection with the Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders.
As of December 31, 2023 and 2022, there were 17,264,702 and 34,500,000 Class A ordinary shares outstanding, respectively, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary share issuance costs	(29,430,786)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	48,984,439

Class A ordinary share subject to possible redemption, December 31, 2022	349,891,153
Less:
Redemptions	(180,870,897)
Plus:
Waiver of deferred underwriting fees	4,624,725
Increase in redemption value of Class A ordinary shares subject to possible redemption	9,532,958

Class A ordinary share subject to possible redemption, December 31, 2023	$183,177,939

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 17,264,702 and 34,500,000 Class A ordinary shares issued and outstanding, respectively, subject to possible redemption and therefore classified as temporary equity (see Note 6). In connection with the Extension Meeting, shareholders holding 17,235,298 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of December 31, 2023 and 2022, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2023 and 2022, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities as of December 31, 2023 and 2022, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:
December 31, 2023

	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public Warrants		$—	$766,763	$—
Derivative warrant liabilities—Private Placement Warrants		$—	$616,373	$—
December 31, 2022

	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account		$349,991,153	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants		$1,725,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants		$—	$1,386,667	$—
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2023. During the year ended December 31, 2022, no transfers had occurred.
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
For the year ended December 31, 2023, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $1.7 million, presented as change in the fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the year ended December 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $11 million, presented as change in the fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based on this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as described below.
On February 14, 2024, the Company and One Energy entered into an Amended and Restated Business Combination Agreement. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) at least one day prior to the closing of the Transactions, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile
and become a Delaware corporation (the “Domestication”), (ii) following the Domestication, TRTL Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “TRTL Merger”), in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of TRTL common stock, par value $0.0001 per share, outstanding immediately prior to the effective time of the TRTL Merger shall automatically convert into one share of common stock, par value $0.0001 per share, issued by Pubco (“Pubco Common Shares”) and one contingent share right (“CSR”), entitling the holder to a contingent future right, subject to satisfaction of certain trading price-based conditions, to receive a portion of certain Pubco Common Shares otherwise deliverable at the closing of the transactions contemplated by the Business Combination Agreement to the founder and Chief Executive Officer of One Energy, as further described below (except with regard to holders of Class B ordinary shares of TRTL, par value $0.0001 per share, that have waived their rights to receive CSRs for their Class B ordinary shares or Class A ordinary shares of the Company, par value $0.0001 per share, issued upon conversion of their Class B ordinary shares) and (b) each warrant to purchase the Company’s Class A ordinary shares shall automatically convert into one warrant to purchase Pubco Common Shares on substantially the same terms and conditions; (iii) prior to the Company Merger, One Energy shall cause the holders of all of its issued and outstanding convertible instruments (other than the options to be assumed by Pubco in connection with the Business Combination) (“Company Convertible Securities”) to either exchange or convert all of their issued and outstanding Company Convertible Securities for shares of One Energy common stock (including any accrued or declared but unpaid dividends) at the applicable conversion ratio set forth in One Energy’s governing documents or the terms of the applicable instruments (the “Company Exchanges”); (iv) promptly following the Company Exchanges, Company Merger Sub will merge with and into One Energy, with One Energy continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Company Merger”), pursuant to which, other than dissenting shares, if any, (a) all One Energy common stock issued and outstanding immediately prior to the effective time of the Company Merger (after giving effect to the Company Exchanges) will be cancelled and converted into the right to receive such number of Pubco Common Shares as shall be determined in accordance with an allocation schedule (the “Allocation Schedule”) to be delivered prior and as a condition to Closing pursuant to the terms of the Business Combination Agreement (all such shares, collectively, the “Aggregate Common Share Consideration”), and (b) all issued and outstanding shares of One Energy preferred stock, par value $0.0001 per share, if any such shares remain outstanding as of immediately prior to the effective time of the Company Merger (after giving effect to the Company Exchanges) will be canceled and converted into the right to receive one share of preferred stock of Pubco, par value $0.0001 per share, subject to the Allocation.
On March 29, 2024, the Company filed a definitive proxy statement on Schedule 14A to hold an extraordinary general meeting of shareholders on April 18, 2024 to further extend the Combination Period from April 22, 2024 to October 22, 2024.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the accounting treatment of the gain associated with the waiver of the deferral underwriter fees.
As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.
In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent
or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2023.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Additional Information
No
ne.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

6
0

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Title
Vincent T. Cubbage*	59	Chief Executive Officer and Chairman of the Board of Directors
Stephen Pang*	42	President and Chief Financial Officer
Thomas D. Hennessy	38	Director
Jack Leeney	39	Independent Director
Andrew Lipsher	58	Independent Director
Matthew Schindel	38	Independent Director

*	Denotes an executive officer.

The experience of our directors and executive officers is as follows:

Vincent T. Cubbage — Chief Executive Officer and Chairman of the Board of Directors. Mr. Cubbage has served as our Chief Executive Officer and as a Director since February 2021. Mr. Cubbage served as a director of Volta Inc. (NYSE: VLTA), a company in the commerce-centric electric vehicle charging business, from August 2021 and the Interim Chief Executive Officer from June 2022 to the completion of its sale to Shell USA in March 2023. From July 2020 to August 2021, Mr. Cubbage served as Chief Executive Officer, President and as a director and Chairman of Tortoise Acquisition Corp. II, a special purpose acquisition company, which was merged with Volta Industries, Inc. in August 2021. Mr. Cubbage served as Chief Executive Officer, President and as a director of Tortoise Acquisition Corp., a special purpose acquisition company, from November 2018, and as Chairman of the Tortoise Acquisition Corp. Board from the completion of its initial public offering in March 2019, to the completion of its initial business combination with Hyliion on October 1, 2020, and he continues to serve on the board of directors of Hyliion Holdings Corp. He served as Managing Director — Private Energy of Tortoise Capital Advisors, L.L.C. from January 2019 to July 2023 and of Ecofin Investments, LLC from September 2020 to July 2023. Mr. Cubbage served as the Chief Executive Officer and a member of the Board of Managers of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from its formation in 2006 through its wind up in December 2019. He served as Chief Executive Officer, Director and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly-traded partnership engaged in the midstream business, from October 2013 to the date of its sale in December 2017. From 2007 to 2011, Mr. Cubbage also served on the board of managers of the general partner of International Resources Partners, LP, a private partnership founded by Lightfoot Capital that was engaged in the mining of natural resources. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. from Eastern Washington University. We believe Mr. Cubbage’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving on the board of directors of publicly traded companies, brings important and valuable skills to our board of directors.

Stephen Pang — President and Chief Financial Officer. Mr. Pang has served as our President and Chief Financial Officer since February 2021. From September 2020 to August 2021, Mr. Pang served as a director of Tortoise Acquisition Corp. II, a special purpose acquisition company, which was merged with Volta Industries, Inc. in August 2021, and served as the Chief Financial Officer of Tortoise Acquisition Corp. II from July 2020 to August 2021. Mr. Pang served as a director of Tortoise Acquisition Corp., a special purpose acquisition company, from the completion of its initial public offering in March 2019, and as Chief Financial Officer of Tortoise Acquisition Corp. since January 2020, to the completion of its initial business combination on October 1, 2020. He served as a Managing Director of Tortoise Capital Advisors, L.L.C. from January 2019 to February 2024 and of Ecofin Investments, LLC from September 2020 to February 2024, where he served as a portfolio manager and led Tortoise’s public and private direct investments. Prior to joining Tortoise in 2014, Mr. Pang was a director in Credit Suisse Securities (USA) LLC’s Equity Capital Markets Group. Before joining Credit Suisse Securities (USA) LLC in 2012, he spent eight years in

Citigroup Global Markets Inc.’s Investment Banking Division, where he focused on equity underwriting and corporate finance in the energy sector. Mr. Pang received a B.S. in Business Administration from the University of Richmond and is a CFA charterholder.

Thomas D. Hennessy — Director since July 2023. Mr. Hennessy has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Mr. Hennessy has served as Chairman and Chief Executive Officer of two (NYSE: TWOA), a special purpose acquisition company, since March 2023. Mr. Hennessy has served as Chief Executive Officer and Director of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition, since August 2023. Mr. Hennessy, in his role as director and/or officer, has successfully executed four SPAC business combinations, including (i) PropTech Acquisition Corporation’s business combination with Porch Group, Inc. (Nasdaq: PRCH) in December 2020; (ii) PropTech Investment Corporation II’s business combination with Appreciate Holdings, Inc. (Nasdaq: SFR) in November 2022; (iii) Jaguar Global Growth Corporation I’s business combination with Captivision Inc. (Nasdaq: CAPT) in November 2023; and (iv) 7GC & Co. Holdings Inc.’s business combination with Banzai International, Inc. (Nasdaq: BNZI) in December 2023. Since 2021, Mr. Hennessy has also invested in numerous privately-held companies in his capacity as Managing Partner of Hennessy Capital Growth Partners, a growth equity fund that serves as a strategic capital and growth partner to real estate technology and climate technology companies. Mr. Hennessy served from 2014 to 2019 as a Portfolio Manager of Abu Dhabi Investment Authority. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. We believe Mr. Hennessy is qualified to serve as a director of the Company due to his extensive experience with special purpose acquisition companies and his expertise in mergers and acquisitions.

Jack Leeney — Independent Director since July 2023. He has served as a director of two (NYSE: TWOA) since March 2023. He served as Chairman and Chief Executive Officer of 7GC & Co. Holdings Inc. (Nasdaq: VII) from September 2020 to December 2023, which completed a business combination with Banzai International, Inc. (Nasdaq: BNZI) in December 2023, for which he has continued to serve as a director. He previously served as an independent director of PropTech Acquisition Corporation (Nasdaq: PTAC) from November 2019 to December 2022 and PropTech Investment Corporation II (Nasdaq: PTIC) from December 2020 to November 2022. Since 2016, Mr. Leeney has served as a Co-Founder and Managing Partner of 7GC & Co., a growth stage venture capital firm. Mr. Leeney led the firm’s investments in Cheddar (sold to Altice USA, May 2019), Capsule Corp., hims & hers (IPO, January 2021, NYSE: HIMS), Roofstock, The Mom Project, Reliance Jio, Because Market, Jackpocket, and Moonfare. He currently serves on the board of directors of The Mom Project and Because Market. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (Nasdaq: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures between June 2012 and September 2016, the investment arm of Telefonica (NYSE: TEF), served as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012 and began his career as a technology-focused investment banker at Morgan Stanley in 2007. Mr. Leeney holds a B.S. from Syracuse University. We believe Mr. Leeney is well qualified to serve as a director due to his investment and advisory experience.

Andrew Lipsher — Independent Director since July 2023. Mr. Lipsher has over thirty years of experience in the energy transition, media and entertainment, digital media, and technology industries. From June 2023 to March 2023, he was the Chief Development Officer of Volta, Inc. (NYSE: VLTA), and helped lead its sale to Shell (NYSE: SHEL) in March 2023. Mr. Lipsher previously served as the Chief Strategy Officer (from July 2016 to May 2023) and the Chief Revenue Officer (from July 2016 to November 2020) for Volta. Mr. Lipsher previously served as the Chief Revenue Officer at Glamsquad (a venture backed services business) and previously held senior leadership roles at Clear Channel Media Holdings, Interscope Geffen A&M Records, News Corporation, BMG Entertainment, and the Warner Music Group. From September 2006 to March 2011, Mr. Lipsher was also a Partner at Greycroft Partners, a venture capital firm and Maroley Media Group (media and digital media private equity). Mr. Lipsher began his career as one of the founders of the New Haven Brewing Company. Mr. Lipsher graduated with a B.A. in History from Yale University and received his MBA in finance from Northwestern’s Kellogg Graduate School of Management. We believe Mr. Lipsher is qualified to serve as a director of the Company due to his experience with public companies and capital markets.

Matthew Schindel — Independent Director since July 2023. Mr. Schindel has more than 15 years of experience as an investor and operator of growth companies, including more than a decade in climate and renewable energy related businesses. From February 2020 to July 2023, he served as Chief Financial Officer at Snapdocs, a real estate software company that provides automation solutions for lenders, title companies, notaries, and other participants in real-estate transactions. Prior to Snapdocs, Mr. Schindel held various executive roles at Sunrun, Inc., the nation’s leading residential solar, storage, and energy services company. Mr. Schindel holds a Bachelor’s Degree from Harvard College. We believe Mr. Schindel is qualified to serve as a director of the Company due to his experience with public companies and capital markets.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

We have five directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Thomas D. Hennessy, will expire at our annual general meeting in 2026. The term of office of the second class of directors, consisting of Matthew Schindel and Jack Leeney, will expire at our annual general meeting in 2024. The term of office of the third class of directors, consisting of Vincent T. Cubbage and Andrew Lipsher, will expire at our annual general meeting in 2025.

Holders of our Class B Ordinary Shares will have the right to appoint all of our directors prior to consummation of our Business Combination and holders of our Public Shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our Memorandum and Articles of Association may only be amended if approved by a majority of at least 90% of our Ordinary Shares voting at a general meeting.

Approval of our Business Combination will require the affirmative vote of a majority of our Board, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our Memorandum and Articles of Association as it deems appropriate. Our Memorandum and Articles of Association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and the nominating and corporate governance committee of a listed company each be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. Messrs. Leeney, Lipsher and Schindel serve as members of our audit committee, and Mr. Schindel chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Leeney, Lipsher and Schindel meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

We have adopted an amended audit committee charter, which details the principal functions of the audit committee, including:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 are triggered based upon a financial statement restatement or other financial statement change;

•	implementing and overseeing the Company’s cybersecurity and information security policies, and periodically review the policies and managing potential cybersecurity incidents; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE listing standards. The NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Messrs. Leeney, Lipsher and Schindel each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC and has accounting or related financial management expertise.

Compensation Committee

We have established a compensation committee of the Board. Messrs. Leeney, Lipsher and Schindel serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Leeney, Lipsher and Schindel are independent and Mr. Leeney chairs the compensation committee.

We have adopted an amended compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 are triggered based upon a financial statement restatement or other financial statement change; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Leeney, Lipsher and Schindel. Mr. Lipsher serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual general meeting of the shareholders. The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board should follow the procedures set forth in our Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit, compensation and nominating and corporate governance committee charters as exhibits to the registration statement filed in connection with our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”) in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act, and the listing standards, as set forth in the NYSE Listed Company Manual Section303A.14 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

Except as set forth below, none of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our Business Combination and our liquidation, we have agreed to reimburse HCGP a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, as compensation for their services, Messrs. Leeney, Lipsher and Schindel each received 20,000 Class B Ordinary Shares and are also entitled to cash compensation of $25,000 per quarter, payable in arrears, and our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2024 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our named executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Public Warrants or the Private Placement Warrants.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Vincent T. Cubbage(2)	—	—	—	—	—
Stephen Pang(2)	—	—	—	—	—
Thomas D. Hennessy(2)	—	—	6,915,000	80.2%	26.7%
Jack Leeney	—	—	20,000	*	*
Andrew Lipsher	—	—	20,000	*	*
Matthew Schindel	—	—	20,000	*	*
All directors and executive officers as a group (six individuals)	—	—	6,975,000	80.9%	26.9%
Other 5% Shareholders
TortoiseEcofin Sponsor III LLC(2)	—	—	6,915,000	80.2%	26.7%
First Trust Merger Arbitrage Fund(3)	1,625,830	9.4%	—	—	6.3%
Westchester Capital Management, LLC(4)	1,586,130	9.2%	—	—	6.1%
Picton Mahoney Asset Management(5)	1,106,251	6.4%	—	—	4.3%
Meteora Capital, LLC(6)	1,006,250	5.8%	—	—	3.9%
Aristeia Capital, L.L.C.(7)	1,000,000	5.8%	—	—	3.9%
Mizuho Financial Group, Inc.(8)	898,674	5.2%	—	—	3.5%

*	Less than one percent.
(1)

This table is based on 25,889,702 Ordinary Shares outstanding at March 29, 2024, of which 17,264,702 were Class A Ordinary Shares and 8,625,000 were Class B Ordinary Shares. Unless otherwise noted, the business address of each of the following entities or individuals is 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448.

(2)

TortoiseEcofin Sponsor III LLC is the record holder of the shares reported herein. Hennessy Capital Growth Partners Fund I SPV V, LLC is the managing member of TortoiseEcofin Sponsor III LLC. Hennessy Capital Growth Partners Fund I, LP is the managing member of Hennessy Capital Growth Partners Fund I SPV V, LLC, and Thomas D. Hennessy is the general partner of Hennessy Capital Growth Partners Fund I, LP. Accordingly, Hennessy Capital Growth Partners Fund I SPV V, LLC, Hennessy Capital Growth Partners Fund I, LP and Thomas D. Hennessy may be deemed to have or share beneficial ownership of the Class B Ordinary Shares held directly by TortoiseEcofin Sponsor III LLC. In addition, Vincent T. Cubbage and Stephen Pang (or their family trusts, as applicable) are members of TortoiseEcofin Sponsor III LLC. Mr. Cubbage and Mr. Pang have no voting or dispositive power over such securities and hereby disclaim beneficial ownership of such securities.

(3)

According to a Schedule 13G filed with the SEC on February 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), VARBX, is a series of Investment Managers Series Trust II and an investment company registered under the Investment Company Act of 1940; FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”); FTCS is a Delaware limited partnership and control person of FTCM; and Sub GP is a Delaware limited liability company and control person of FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(4)

According to a Schedule 13G filed with the SEC on February 14, 2024 by Westchester Capital Management, LLC (“Westchester”), Westchester Capital Partners, LLC (“WCP”), Virtus Investment Advisers, Inc. (“Virtus”) and The Merger Fund (“MF”), Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”); Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”); WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, and PRIN, the “Funds”). The Funds directly hold Ordinary Shares for the benefit of the investors in those Funds. Roy Behren and Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The principal business address of Westchester and WCP is 100 Summit Drive, Valhalla, NY 10595. The principal business address of Virtus is One Financial Plaza, Hartford, CT 06103. The principal business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2024 by Picton Mahoney Asset Management, its principal business address is 33 Yonge St #830, Toronto, ON M5E 1G4.
(6)

According to a Schedule 13G filed with the SEC on February 14, 2024 by Meteora Capital, LLC (“Meteora Capital”) and Vik Mittal, the Ordinary Shares are held by certain funds and managed accounts to which Meteora Capital serves as investment manager and Vik Mittal serves as the Managing Member of Meteora Capital. The address of the principal business office for each of the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(7)	According to a Schedule 13G/A filed with the SEC on February 14, 2024 by Aristeia Capital, L.L.C., the address of its principal business office is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.
(8)

According to a Schedule 13G filed with the SEC on February 13, 2024 by Mizuho Financial Group, Inc., Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Ordinary Shares directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the principal business office of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In February 2021, 7,187,500 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. In February 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,437,500 shares thereof, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares (up to 1,125,000 shares of which were subject to forfeiture to the extent the underwriters in our Initial Public Offering did not exercise their over-allotment option). The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In July 2021, our Sponsor forfeited a total of 120,000 Founder Shares and we issued 40,000 Founder Shares to each of our independent directors. In connection with the Anchor Investors purchasing 32,400,000 Units in our Initial Public Offering and the Over-allotment, our Sponsor sold an aggregate of 1,650,000 Founder Shares to the Anchor Investors. In July 2021, we consummated the Over-Allotment and 1,125,000 Founder Shares were no longer subject to forfeiture. On October 28, 2022, one of our independent directors resigned and forfeited their 40,000 Founder Shares. On October 31, 2022, we issued 40,000 Founder Shares to a newly appointed independent director. On July 16, 2023, each of Juan J. Daboub, Mary Beth Mandanas and Greg A. Walker resigned from our Board and all committees thereof. On July 31, 2023, the Board appointed Jack Leeney, Andrew Lipsher and Matthew Schindel as directors. In September 2023, Mr. Daboub, Ms. Mandanas and Mr. Walker transfer an aggregate of 120,000 Founder Shares, which were previously issued to them in connection with their appointment to the Board, to the Sponsor, Jack Leeney, Andrew Lipsher and Matthew Schindel.

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

On July 19, 2023, the Sponsor, TortoiseEcofin Borrower, the managing member of the Sponsor, and HCGP entered into the Purchase Agreement. Pursuant to the Purchase Agreement, HCGP acquired from TortoiseEcofin Borrower all of its limited liability company interests in the Sponsor as well as 5,893,333 of its Private Placement Warrants. In connection with the transaction, HCGP assumed Tortoise Capital Advisors rights and obligations under the that certain Administrative Support Agreement, dated July 19, 2021, between the Company and Tortoise Capital Advisors.

On July 19, 2023, we issued a promissory note (the “July 2023 Note”) in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note.

Conflicts of Interest

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

Administrative Support Agreement

On July 19, 2021, we entered into an administrative support agreement with Tortoise Capital Advisors, L.L.C., an affiliate of our Sponsor, pursuant to which we agreed to reimburse Tortoise Capital Advisors, L.L.C. a total of $10,000 per month for office space, utilities and secretarial and administrative support made available to us. In connection with the transaction contemplated by the Purchase Agreement, HCGP assumed Tortoise Capital Advisors rights and obligations under the that certain Administrative Support Agreement, dated July 19, 2021, between the Company and Tortoise Capital Advisors. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In addition, in order to finance general working capital needs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above and for the February 2023 Note described below, the terms of such loans by our Sponsor or an affiliate of our Sponsor or our officers and directors have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On February 1, 2023, the Company issued the February 2023 Note in the principal amount of $500,000 to TortoiseEcofin Borrower. The February 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the February 2023 Note will not be repaid and all amounts owed under it will be forgiven. The Company has borrowed $150,000 under the February 2023 Note.

On July 19, 2023, we issued the July 2023 Note in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note.

On December 10, 2023, the Company entered into certain loan and transfer agreements with the 2023 December Lenders, pursuant to which the 2023 December Lenders agreed to loan an aggregate of $1.0 million to the Sponsor and the Sponsor intends to loan such amount to the Company. Neither the 2023 December Loan nor the 2023 December SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2023 December Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2023 December Lenders an additional one-time cash payment in the aggregate amount of $499,500. In the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each 2023 December Lender will have a one-time option to cause Pubco to repurchase up to 360,000 shares of Pubco common stock, on an as-converted basis, owned by such 2023 December Lender as a result of private purchases of One Energy’s shares prior to the Closing at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2023 December Lender the number of One Energy common stock equal to the principal amount of its 2023 December Loan at a price that values One Energy at its most recent private company equity valuation. If shares of One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2023 December Lender will also have a one-time option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each 2023 December Lender’s pro rata amount of the 2023 December Loan. As additional consideration for the 2023 December Lenders making the 2023 December Loan available to the Sponsor, the Sponsor agreed to transfer to the 2023 December Lenders an aggregate of 499,500 Class B ordinary shares of the Company upon the Closing.

On February 15, 2024, the Company entered into the 2024 February Loan and Transfer Agreements with the 2024 February Lenders, pursuant to which the 2024 February Lenders agreed to loan an aggregate of $333,000 to the Sponsor and the Sponsor intends to loan such amount to the Company. Neither the 2024 February Loan nor the 2024 February SPAC Loan will accrue any interest. The Sponsor and the Company are jointly responsible for the payment of the principal amount of the 2024 February Loan within five business days of the completion of the One Energy Business Combination. In addition, within five business days of the completion of the One Energy Business Combination, One Energy will pay the 2024 February Lenders an additional one-time cash payment in the aggregate amount of $166,500. In addition, in the event the One Energy Business Combination is completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, the February Lenders will have a one-time option to cause Pubco to repurchase up to an aggregate of 120,000 shares of One Energy Class A common stock, on an as-converted basis, owned by the 2024 February Lenders at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the One Energy Business Combination. If the One Energy Business Combination is not completed, One Energy will issue to each 2024 February Lender the number of shares of One Energy common stock equal to the principal amount of its 2024 February Loan at a price that values One Energy at its most recent private company equity valuation. If shares One Energy common stock are not listed on a national securities exchange by December 31, 2026, each 2024 February Lender will also have a one-time option to cause One Energy to redeem all of its owned shares resulting from the 2024 February Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each 2024 February Lender’s pro rata amount of the 2024 February Loan. As additional consideration for the 2024 February Lenders making the 2024 February Loan available to the Sponsor, the Sponsor agreed to transfer to the 2024 February Lenders an aggregate of 166,500 Class B ordinary shares of the Company upon the Closing.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Messrs. Leeney, Lipsher and Schindel are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year ended December 31,
	2023	2022
Audit Fees(1)	$90,560	74,990
Audit-Related Fees(2)	—	—
Tax Fees (3)	4,000	7,750
All Other Fees (4)	30,800	—

Total	$125,360	78,740

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

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of August 14, 2023, by and among the Company, One Energy Enterprises Inc., and TRTL III Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on August 18, 2023).

2.2	Business Combination Agreement, dated as of February 14, 2024, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc., and TRTL III First Merger Sub Inc., OEE Merger Sub Inc. and TRTL Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on February 21, 2024).

3.1	Amended and Restated Memorandum and Articles of Association of TortoiseEcofin Acquisition Corp. III (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of TortoiseEcofin Acquisition Corp. III. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on October 24, 2023).

4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on May 4, 2021).

4.4	Warrant Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40633) filed with the SEC on March 24, 2022).

10.1	Letter Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

10.2	Investment Management Trust Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

10.3	Registration Rights Agreement, dated July 19, 2021, among TortoiseEcofin Acquisition Corp. III, its officers and directors, TortoiseEcofin Sponsor III LLC, TortoiseEcofin Borrower LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

10.4	Administrative Support Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and Tortoise Capital Advisors, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated July 19, 2021, between TortoiseEcofin Acquisition Corp. III and TortoiseEcofin Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on July 22, 2021).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 26, 2021).

10.7	Promissory Note, dated February 1, 2023, issued to TortoiseEcofin Borrower LLC by TortoiseEcofin Acquisition Corp. III. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on February 1, 2023).

10.8	Amendment No. 1 to the Investment Management Trust Agreement, dated June 13, 2023, by and between TortoiseEcofin Acquisition Corp. III and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023).

10.9	Promissory Note Issued to Hennessy Capital Growth Partners Fund I SPV V, LLC, dated July 19, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253586) filed with the SEC on July 21, 2023).

10.10	Sponsor Letter Agreement, dated August 14, 2023, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc. and TortoiseEcofin Sponsor III LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on August 18, 2023).

10.11	Transaction Support Agreement, dated August 14, 2023, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc. and certain Supporting Company Stockholders. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on August 18, 2023).

10.12	Form of Registration Rights Agreement by and among TortoiseEcofin Sponsor III LLC and certain One Energy stockholders. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on August 18, 2023).

10.13	Form of Contingent Stock Rights Agreement, by and among TortoiseEcofin Sponsor III LLC, Jereme Kent and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on August 18, 2023).

10.14	Promissory Note Issued to TortoiseEcofin Sponsor III LLC, dated October 20, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on October 24, 2023).

10.15	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on December 14, 2023).

10.16	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on February 21, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Executive Compensation Clawback Policy, effective November 30, 2023.

99.1*	Audit Committee Charter, as amended.

99.2*	Compensation Committee Charter, as amended.

99.3*	Nominating and Corporate Governance Committee Charter.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISEECOFIN ACQUISITION CORP. III

Date: April 1, 2024	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent T. Cubbage	Chief Executive Officer and	April 1, 2024
Vincent T. Cubbage	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Stephen Pang	President and Chief Financial Officer	April 1, 2024
Stephen Pang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas D. Hennessy	Director	April 1, 2024
Thomas D. Hennessy

/s/ Jack Leeney	Director	April 1, 2024
Jack Leeney

/s/ Andrew Lipsher	Director	April 1, 2024
Andrew Lipsher

/s/ Matthew Schindel	Director	April 1, 2024
Matthew Schindel