Form 10-Q
period 2024-03-31
TortoiseEcofin Acquisition Corp. III
filed 2024-05-15
CIK 1847112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-40633

TORTOISEECOFIN ACQUISITION CORP. III
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1583266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US HWY 50, Suite 309 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)
(913)981-1020
(Registrant’s telephone number, including area code)
195 US HWY 50, Suite 208
Zephyr Cove,
NV
89448
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act). Yes ☒ No ☐
As of May
14
, 2024, 15,519,813 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TORTOISEECOFIN ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$165,694	$469,134
Prepaid expenses	15,933	28,437

Total current assets	181,627	497,571
Cash and investments held in Trust Account	185,548,189	183,277,939

Total Assets	$185,729,816	$183,775,510

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$498,563	$652,547
Accrued expenses	1,396,605	866,384

Total current liabilities	1,895,168	1,518,931
Promissory note – related party	335,000	335,000
Convertible promissory note	380,000	380,000
Loan and transfer agreement, net of debt discount	1,232,122	850,319
Due to related party	80,000	133,333
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	7,245,000	7,245,000
Derivative warrant liabilities	1,611,843	1,383,136

Total Liabilities	12,952,800	12,019,386
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,264,702 shares issued and outstanding at approximately $10.74 and $10.61 at March 31, 2024 and December 31, 2023, respectively	185,448,189	183,177,939
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	863	863
Additional paid-in capital	—	173,461
Accumulated deficit	(12,672,036)	(11,596,139)

Total shareholders’ deficit	(12,671,173)	(11,421,815)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$185,729,816	$183,775,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$682,877	$328,723
Administrative expenses – related party	30,000	30,000

Loss from operations	(712,877)	(358,723)
Other income (expense):
Change in fair value of derivative warrant liabilities	(228,707)	1,555,833
Interest expense - debt discount	(87,110)	—
Interest income from cash and investments held in Trust Account	2,011,279	3,713,581

Total other income (expense), net	1,695,462	5,269,414
Net income	$982,585	$4,910,691

Weighted average number of Class A ordinary shares - basic and diluted	17,264,702	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.11

Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	8,625,000

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	8,625,000	$863	$173,461	$(11,596,139)	$(11,421,815)
Fair value of transferred Class B ordinary shares (loan and transfer agreement)	—	—	—	—	38,307	—	38,307
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(211,768)	(2,058,482)	(2,270,250)
Net income	—	—	—	—	—	982,585	982,585

Balance - March 31, 2024 (unaudited)	—	$—	8,625,000	$863	$—	$(12,672,036)	$(12,671,173)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(14,911,427)	$(14,910,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,713,581)	(3,713,581)
Net income	—	—	—	—	—	4,910,691	4,910,691

Balance - March 31, 2023 (unaudited)	—	—	8,625,000	863	—	(13,714,317)	(13,713,454)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$982,585	$4,910,691
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	228,707	(1,555,833)
Interest expense - debt discount	87,110	—
Interest income from investments held in Trust Account	(2,011,279)	(3,713,581)
Changes in operating assets and liabilities:
Prepaid expenses	12,504	131,124
Accounts payable	(153,984)	7,904
Due to related party	(53,333)	—
Accrued expenses	530,221	13,440

Net cash used in operating activities	(377,469)	(206,255)

Cash Flows from Investing Activities:
Extension payment deposit in Trust Account	(258,971)	—

Net cash used in investing activities	(258,971)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	150,000
Proceeds from Loan and Transfer Agreement	333,000	—

Net cash provided by financing activities	333,000	150,000

Net change in cash	(303,440)	(56,255)
Cash - beginning of the period	469,134	78,997

Cash - end of the period	$165,694	$22,742

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
All activity for the period from February 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on cash and investments held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.
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
Upon the closing of the Initial Public Offering and the Private Placement on July 22, 2021, and the Over-Allotment and the Second Private Placement on July 27, 2021, the net proceeds thereof consisting of $345.0 million ($10.00 per Unit) were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
On October 19, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “First Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from October 22, 2023 on a monthly basis up to six times until
April 22, 2024
(or such earlier date as determined by the board of directors of the Company (the “Board”)). The Company agreed to deposit $
258,970.53
per month into the Trust Account, for each calendar month (commencing on October 23, 2023 and on the 23rd day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from October 22, 2023 to April 22, 2024.
On April 19, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until
October 22, 2024
(or such earlier date as determined by the Board). The Company agreed to deposit $
310,396.26
per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024 (the “Combination Period”).

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On December 10, 2023, the Company entered into Loan and Transfer Agreements (the “December 2023 Loan and Transfer Agreements”) with the Sponsor, One Energy and other parties (the “December 2023 Lenders”), pursuant to which the December 2023 Lenders agreed to loan an aggregate of
$1.0
million to the Sponsor (the “December 2023 Loan”) and the Sponsor intends to loan such amount to the Company (the “December 2023 SPAC Loan”). Neither the December 2023 Loan nor the December 2023 SPAC Loan will accrue any interest. As of March 31, 2024 and December 31, 2023,
$
999,000
had been drawn and outstanding under the December 2023 Loan and Transfer Agreements.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the December 2023 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the December 2023 Lenders an additional one-time
cash payment in the aggregate amount of $499,500. In addition, in the event the Transactions with One Energy are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each December 2023 Lender will have a one-time
option to cause the combined publicly-listed company to repurchase up to 360,000 shares of Class A common stock, on an as-converted
basis, owned by such December 2023 Lender as a result of private purchases of One Energy’ shares prior to the closing of the Transactions
(the “Closing”)
at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.
If the Transactions with One Energy are not completed, One Energy will issue to each December 2023 Lender the number of shares of its common stock equal to the principal amount of the December 2023 Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each December 2023 Lender will also have a one-time
option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each December 2023 Lender’s pro rata amount of the December 2023 Loan.
As additional consideration for the December 2023 Lenders making the December 2023 Loan available to the Sponsor, the Sponsor agreed to transfer to the December 2023 Lenders an aggregate of 499,500 Class B ordinary shares of the Company upon the
Closing
of the Transactions with One Energy.
On February 15, 2024, the Company entered into Loan
a
nd Transfer Agreements (the “February 2024 Loan and Transfer Agreements”) with the Sponsor, One Energy and other parties (the “February 2024 Lenders”), pursuant to which the February 2024 Lenders agreed to loan an aggregate of $333,000 to the Sponsor (the “February 2024 Loan”) and the Sponsor intends to loan such amount to the Company (the “February 2024 SPAC Loan”). Neither the February 2024 Loan nor the February 2024 SPAC Loan will accrue any interest.
 As of March 31, 2024
,
$333,000 had been drawn and outstanding under the February 2024
SPAC
Loan.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the February 2024 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the February 2024 Lenders an additional one-time cash payment
in the aggregate amount of $166,500. In addition, in the event the Transactions with One Energy are
completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, the February 2024 Lenders will have a one-time option to
cause Pubco to repurchase up to an aggregate of 120,000 shares of One Energy Class A Common Stock, on an as-converted basis, owned
by the February 2024 Lenders at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.
If the Transactions with One Energy
are
not completed, One Energy will issue to each February 2024 Lender the number of shares of its common stock equal to the principal amount of its February 2024 Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each February 2024 Lender will also have a one-time option to
cause One Energy to redeem all of its owned shares resulting from the February 2024 Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each February 2024 Lender’s pro rata amount of the February 2024 Loan.
As additional consideration for the February 2024 Lenders making the February 2024 Loan available to the Sponsor, the Sponsor agreed to transfer to the February 2024 Lenders an aggregate of 166,500 of
the Company’s Class B ordinary shares upon the
Closing
of the Transactions with One Energy.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern
As of March 31, 2024, the Company had approximately $166,000 in operating cash and a working capital deficit of approximately $1,714,000.
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
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The 2023 Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the 2023 Note will not be repaid and all amounts owed under it will be forgiven. On July 19, 2023, The Company issued a promissory note (the “HCGP Note”) in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into Conversion Warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. See Note 4. As of March 31, 2024 and December 31, 2023, there was $335,000 outstanding under Working Capital Loans reported as promissory note – related party on the accompanying condensed consolidated balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date of October 22, 2024; however, there can be no assurance that the Company will be able to consummate a Business Combination by the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on
Form10-K
filed by the Company with the SEC on April 1, 2024.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub. There has been no intercompany activity since inception.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.
Cash and Investment Held in Trust Account
On June 14, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to June 14, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, approximately $185.5 million and $183.3 million was
held in the Trust Account, respectively.
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
Offering Costs Associated with Initial Public Offering
Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
other income in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the First Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders. As of March 31, 2024 and December 31, 2023, 17,264,702 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated
balance sheets. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary share subject to possible redemption as reflected on the accompanying condensed consolidated statements of changes in shareholders’ deficit.
Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$655,243	$327,342	$3,928,553	$982,138
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,264,702	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.11	$0.11

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of March 31, 2024 and December 31, 2023, the Company had $335,000 outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.
On July 19, 2023, the Company issued the HCGP Note in the principal amount of up to $1,000,000 to HCGP. The HCGP Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The HCGP Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the HCGP Note may be converted into warrants that are identical to the Private Placement Warrants (the “Conversion Warrants”) at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the HCGP Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the HCGP Note. As of March 31, 2024, the Company had $380,000 outstanding under the HCGP Note which is recorded as convertible note – related party on the condensed consolidated balance sheets.
Due to Related Party
On July 31, 2023, the Board agreed to pay a quarterly salary of $25,000 to each independent director, and an additional $5,000 to the chair of the audit committee, for services rendered prior to or in connection with the completion of the Business Combination. Effective January 1, 2024, the Board agreed to terminate this arrangement. For the three months ended March 31, 2024, the Company did not incur any expenses for services rendered by the independent directors. For the year ended December 31, 2023, the Company expensed $133,333 for services rendered by the independent directors. At March 31, 2024 and December 31, 2023, the Company had accrued approximately $80,000 and $133,333, respectively, in compensation expense to the independent directors which are included in due to related party on the condensed consolidated balance sheets.
Administrative Support Agreement
On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended March 31, 2024 and 2023, the Company incurred
$30,000
for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.
In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2024 and 2023, the Company incurred approximately $0 and $11,000, respectively, of such expenses. There were no outstanding payables as of March 31, 2024 and December 31, 2023.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Legal Fees Associated with the Initial Public Offering and Certain Other Matters
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has agreed to the deferral of certain other legal expenses in connection with the Business Combination. As of March 31, 2024 and December 31, 2023, the Company recorded an aggregate of approximately $174,000 for such deferred legal fees in the accompanying condensed consolidated balance sheets.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Combination with One Energy
Amended and Restated Business Combination Agreement
On February 14, 2024, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with One Energy, TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Pubco”), TRTL III First Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“TRTL Merger Sub”), OEE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with TRTL Merger Sub, the “Merger Subs”), which amends, restates and supersedes the Business Combination Agreement, dated August 14, 2023, entered into by the Company, One Energy, and TRTL III Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. It is proposed that, at the Closing of the Transactions, Pubco will change its name to “One Power Company.”
Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) at least one day prior to the
Closing
of the Transactions, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware tore-domicile and become a Delaware corporation (the “Domestication”), (ii) following the Domestication, TRTL Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “TRTL Merger”), in connection with which all of the existing securities of the Company will be exchanged for rights to receive securities of Pubco as follows: (a) each share of TRTL common stock, par value $0.0001 per share, outstanding immediately prior to the effective time of the TRTL Merger shall automatically convert into one share of common stock, par value $0.0001 per share, issued by Pubco (“Pubco Common Shares”) and one contingent share right (“CSR”), entitling the holder to a contingent future right, subject to satisfaction of certain trading price-based conditions, to receive a portion of certain Pubco Common Shares otherwise deliverable at the
Closing
of the
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
On May 13, 2024, the parties entered into an amendment to this agreement, which is described in Note 10.
Earnout Consideration
In addition to the base consideration paid at the Closing, for the period of time commencing 90 days after the Closing and ending on the

5-year

anniversary of the Closing (“One Energy Earnout Period”), One Energy Stockholders will have the right to earn additional Pubco-Common Shares upon the following terms:

•	On the date on which the daily volume-weighted average share price of Pubco Common Shares (“VWAP”) is greater than $12.50 for any twenty
trading days out of
thirty
consecutive trading days, a
one-time
issuance of 2,500,000Pubco Common Shares; and
•	On the date on which the VWAP is greater than $15.00 for any twenty trading days out of thirty consecutive trading days, a one-time issuance of 2,500,000 Pubco Common Shares of the Company.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
two-year
period after Closing.
On May 13, 2024, the parties entered into an amendment to this agreement, which is described in Note 10.
Transaction Support Agreement
In connection with the execution of the Business Combination Agreement, Jereme Kent, CAS Ohio LLC and RES Ohio LLC (collectively, the “Supporting Company Stockholders”) entered into a transaction support agreement (the “Transaction Support Agreement”), pursuant to which, among other things, each such Supporting Company Stockholder agreed to, (a) support and vote in favor of the Business Combination Agreement and the ancillary documents to w hich One Energy
is or will be a party and the Transactions, (b) not transfer their One Energy shares during the interim period prior to the Closing, and (c) take, or cause to be taken, any actions necessary or advisable to cause certain agreements to be terminated effective as of the Closing.
On May 13, 2024, the parties entered into an amendment to this agreement, which is described in Note 10.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In connection with the First Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders. As of March 31, 2024 and December 31, 2023, there were 17,264,702 Class A ordinary shares outstanding, respectively, all of which were subject to possible redemption. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.
Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary shares issuance costs	(29,430,786)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	48,984,439

Class A ordinary shares subject to possible redemption, December 31, 2022	349,891,153
Less:
Redemptions	(180,870,897)
Plus:
Waiver of deferred underwriting fees	4,624,725
Increase in redemption value of Class A ordinary shares subject to possible redemption	9,532,958

Class A ordinary shares subject to possible redemption, December 31, 2023	183,177,939
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,270,250

Class A ordinary shares subject to possible redemption, March 31, 2024	$185,448,189

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 17,264,702 Class A ordinary shares issued and outstanding, subject to possible redemption and therefore classified as temporary equity (see Note 6). In connection with the First Extension Meeting, shareholders holding 17,235,298 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of March 31, 2024 and December 31, 2023, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2024 and December 31, 2023, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities as of March 31, 2024 and December 31, 2023, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:
March 31, 2024

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$893,550	$—
Derivative warrant liabilities—Private Placement Warrants	$—	$718,293	$—
December 31, 2023

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$766,763	$—
Derivative warrant liabilities—Private Placement Warrants	$—	$616,373	$—

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers recognized during the three months ended March 31, 2024 and 2023.
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
For the three months ended March 31, 2024, the Company recognized a loss resulting from an increase in the fair value of the derivative warrant liabilities of approximately $229,000, presented as change in the fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2023, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.6 million, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
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
On April 11, 2024, the Company entered into Loan and Transfer Agreements with Sponsor, One Energy One Energy and other parties (the “April 11, 2024 Lenders”), pursuant to which the April 11, 2024 Lenders agreed to loan an aggregate of $350,000 to the Sponsor (the “April 11, 2024 Loan”) and the Sponsor intends to loan such amount to the Company (the “April 11, 2024 SPAC Loan”). Neither the April 11, 2024 Loan nor the April 11, 2024 SPAC Loan will accrue any interest.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the April 11, 2024 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the April 11, 2024 Lenders an additional one-time
cash payment in the aggregate amount of $175,000. As additional consideration for the April 11, 2024 Lenders making the April 11, 2024 Loan available to the Sponsor, the Sponsor agreed to transfer to the April 11, 2024 Lenders an aggregate of 175,000 Class B ordinary shares of the Company upon the
Closing
of the Transactions with One Energy and the April 11, 2024 Lenders are entitled to certain registration rights with respect to those shares.
If the Transactions with One Energy are not completed, One Energy will issue to each April 11, 2024 Lender the number of shares of its common stock equal to the principal amount of the April 11, 2024 Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each April 11, 2024 Lender will also have a one-time
option to cause One Energy to redeem all of their owned shares resulting from the agreement for an amount equal to the product of (x) 1.05 and (y) each April 11, 2024 Lender’s pro rata amount of the April 11, 2024 Loan.
On April 19, 2024, the Company held the Second Extension Meeting at which shareholders approved
an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Company agreed to deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.
In connection with the Second Extension Meeting, to extend the date by which the Company must consummate an initial Business Combination from April 22, 2024, on a monthly basis (each such monthly extension, if pursued, a
“Month-to-Month
Extension”), up to six times until October 22, 2024 (or such earlier date as determined by the Board) (the first time of which is referred as the “April Extension”), the Company entered into several agreements as further described below. In connection with the Second Extension Meeting and April Extension, the Sponsor deposited into Trust Account, $0.02 per share, for each public share that is not redeemed in connection with each
Month-to-Month
Extension utilized by the Company in accordance with the Company Charter (such payments, the
“Month-to-Month
Extension Payments”).
On April 17, 2024, the Company, the Sponsor, One Energy and four investors (collectively, the “April 17, 2024 Lenders”) entered into Loan and Transfer Agreements pursuant to which the April 17, 2024 Lenders, collectively, agreed to loan an aggregate of $350,000 to the Sponsor (the “April 17, 2024 Loan”), which the Sponsor intends to loan to the Company (the “April 17, 2024 SPAC Loan”), in each case in connection with the April Extension and the
Month-to-Month
Extension Payments. Neither the April 17, 2024 Loan nor the April 17, 2024 SPAC Loan will accrue interest.
Pursuant to the terms of the April 17, 2024 Loan and Transfer Agreements, each April 17, 2024 Lender is required to pay its respective portion of the April 17, 2024 Loan to the Sponsor by April 19, 2024, or such other date as the parties may agree in writing (the “April 17, 2024 Loan Closing Date”); the April 17, 2024 SPAC Loan will be paid by the Sponsor to the Company immediately following the April 17, 2024 Loan Closing Date. The Sponsor

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

shall repay each Lender within five business days of the date of the
Closing
of the Company’s proposed Transactions with One Energy that is the subject of the Amended and Restated Business Combination Agreement between the Company and One Energy dated as of February 14, 2024. In addition, within five business days of the Closing, One Energy will pay the April 17, 2024 Lenders an additional one-time
cash payment in the aggregate amount of $175,000. As additional consideration for the April 17, 2024 Lenders providing the April 17, 2024 Loan, the Sponsor agreed to transfer to the April 17, 2024 Lenders an aggregate of 175,000 Class B ordinary shares of the Company upon the Closing and the April 17, 2024 Lenders are entitled to certain registration rights with respect to those shares.
If the Transactions are not completed, the April 17, 2024 Loan and Transfer Agreements provide that One Energy will issue to each April 17, 2024 Lender the number of shares of One Energy common stock equal to the principal amount of its April 17, 2024 Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each April 17, 2024 Lender will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by such April 17, 2024 Lender that are a direct result from the applicable April 17, 2024 Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each April 17, 2024 Lender’s pro rata amount of the April 17, 2024 Loan.
Additionally, also in connection with the Second Extension Meeting and the
Month-to-Month
Extension Payments described above, including the Sponsor’s obligations in respect thereof, on April 25, 2024, the Company, the Sponsor, One Energy and a third-party investor (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Investor has agreed to contribute $400,000 to the Sponsor as a capital contribution (the “Capital Contribution”), which Capital Contribution will generally be treated as part of the April 17, 2024 SPAC Loan, as
-
described above, and will be loaned by the Sponsor to the Company for working capital expenses and extensions as described above with respect to the April 17, 2024 SPAC Loan, within two business days after the execution of the Subscription Agreement. In consideration of such Capital Contribution, the Subscription Agreement contemplates that the Investor will receive, upon consummation, if any, of the proposed Transactions, 200,000 shares (the “Subscription Shares”) of issued by TRTL Holding Corp., a wholly-owned subsidiary of the Company which, assuming consummation of the proposed Transactions, will be the go-forward
Pubco after the Closing. The Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the Subscription Agreement. Under the terms of the Subscription Agreement, following the Company’s repayment of the amount of the Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the Capital Contribution to the Investor, within five business days of the Closing (the “Return of Capital”). In addition, within seven days of the Closing, Pubco will pay the Investor an additional one-time
cash payment in the aggregate amount of
$200,000 (the “Cash Payment”).
In the event that the Company or the Sponsor defaults in its obligations regarding the Return of Capital or Cash Payment under the Subscription Agreement for a period of 30 business days following written notice to Pubco, Pubco shall cause to be issued to the Investor 800,000 shares of One Energy common stock, with registration rights, within three business days after receipt of the written notice on default, subject to certain limits.
Furthermore, in the event the Transactions are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs prior to the Closing under the terms of the Certificate of Incorporation of One Energy the Investor will have a one-time
option to cause Pubco to repurchase up to 600,000 shares of common stock owned by the Investor as a result of private purchases of One Energy’ Series A shares prior to the
Closing
of the Transactions, at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions.
If the Transactions are not completed, the Subscription Agreement provides that One Energy will issue to the Investor the number of shares of One Energy common stock equal to the principal amount of its Capital Contribution at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, the Investor will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by the Investor that are a direct result from the Subscription Agreement for an amount equal to the product of (x) 1.05 and (y) the Capital Contribution.
On May 13, 2024, the Company, One Energy, Pubco and the Merger Subs entered into the First Amendment to the Business Combination Agreement (“Amendment No. 1”), which reflects the following changes and adjustments relative to the terms set forth in the Business Combination Agreement: (i) a reduction in the number of Pubco Common Shares, issuable to the Sponsor upon the Closing, if any, of the proposed Business Combination (the “Sponsor Earnout Shares”) that will, for a period after the Closing, be subject to certain contingent forfeiture terms from 1,750,000 Pubco Common Shares to 500,000 Pubco Common Shares, (ii) the receipt of additional loans contributed to the Company by the Sponsor and (iii) the removal from the Business Combination Agreement of the condition to the Closing that the Company, at the Closing, have at least $5,000,001 of net tangible assets.
Contemporaneously with the execution of Amendment No. 1, the Sponsor entered into an Amended and Restated Sponsor Letter Agreement, dated as of May 13, 2024 (the “Amended and Restated Sponsor Letter Agreement”) with Pubco, the Company, One Energy and certain holders of Class B ordinary shares of the Company (the “Class B Holders,” excluding qualified institutional buyers and institutional accredited investors who purchased Class B ordinary shares in connection with the Initial Public Offering), which amends, restates and replaces the original Sponsor Letter Agreement, which was entered into on August 14, 2023 (the “Original Sponsor Letter Agreement”). Pursuant to the Amended and Restated Sponsor Letter Agreement, (i) Pubco, which was not a party to the Original Sponsor Letter Agreement, became a party to the agreement and (ii) references to the Company’s Class A ordinary shares were replaced with references to Pubco Common Shares. Additionally, the Class B Holders agreed, together with the Company and Pubco, solely for the limited purposes of applicable provisions, that, effective as of the date of the Closing (the “Closing Date”), the original lock-up terms applicable to the Sponsor and each other relevant party under the terms of the letter agreement dated July 19, 2021, between the Company, the Sponsor and the other parties thereto entered into at the time of the Initial Public Offering would be extended to the Revised Lock-Up Terms (as defined below).
The “Revised Lock-Up Terms” are the provisions in the Amended and Restated Sponsor Letter Agreement which reflect that, subject to certain exceptions, the Sponsor and each Class B Holder have agreed not to transfer any of the 7,187,500 Class B ordinary shares purchased by the Sponsor in February 2021 until, in the context of the proposed Transactions, the earlier of (i) two years after the date of the Closing Date, (ii) the first date after the Closing Date when the volume-weighted average share price of Pubco Common Shares as displayed on Pubco’s page on Bloomberg (or any successor service) in respect of the period from 9:30 a.m. to 4:00 p.m., New York City time, on the applicable trading day equals or exceeds $15.00 per share (as adjusted for share splits, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-day trading period commencing at least 120 days after the Closing and (iii) the date after the Closing Date when Pubco consummates a liquidation, merger, share exchange or other similar transaction resulting in Pubco shareholders having the right to exchange shares of Pubco for other property.
Contemporaneously with the execution of Amendment No. 1, on May 13, 2024, the Supporting Company Stockholders entered into an Amended and Restated Stockholder Support Agreement (the “Amended and Restated Stockholder Support Agreement”), which supersedes the original Transaction Support Agreement, which was entered on August 14, 2023 (the “Original Transaction Support Agreement”) and amends the Original Transaction Support Agreement to add Pubco as a party to such agreement.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. If we have not completed an initial Business Combination by October 22, 2024, or a later date if extended, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On February 14, 2024, we entered into an Amended and Restated Business Combination Agreement with One Energy, Pubco and the Merger Subs. It is proposed that, at the closing of the Transactions with One Energy, Pubco will change its name to “One Power Company.”

On April 19, 2024, the Company held the Second Extension Meeting at which shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Company agreed to deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.

On May 13, 2024, the Company, One Energy, Pubco and the Merger Subs entered into Amendment No. 1, which reflects the following changes and adjustments relative to the terms set forth in the Business Combination Agreement: (i) a reduction in the number of Sponsor Earnout Shares that will, for a period after the Closing, be subject to certain contingent forfeiture terms from 1,750,000 Pubco Common Shares to 500,000 Pubco Common Shares, (ii) the receipt of additional loans contributed to the Company by the Sponsor and (iii) the removal from the Business Combination Agreement of the condition to the Closing that the Company, at the Closing, have at least $5,000,001 of net tangible assets.

Contemporaneously with the execution of Amendment No. 1, the Sponsor entered into the Amended and Restated Sponsor Letter Agreement with Pubco, the Company, One Energy and certain Class B Holders, which amends, restates and replaces the Original Sponsor Letter Agreement. Pursuant to the Amended and Restated Sponsor Letter Agreement, (i) Pubco, which was not a party to the Original Sponsor Letter Agreement, became a party to the agreement and (ii) references to the Company’s Class A ordinary shares were replaced with references to Pubco Common Shares. Additionally, the Class B Holders agreed, together with the Company and Pubco, solely for the limited purposes of applicable provisions, that, effective as of the Closing Date, the original lock-up terms applicable to the Sponsor and each other relevant party under the terms of the letter agreement dated July 19, 2021, between the Company, the Sponsor and the other parties thereto entered into at the time of the Initial Public Offering would be extended to the Revised Lock-Up Terms. The “Revised Lock-Up Terms” are the provisions in the Amended and Restated Sponsor Letter Agreement which reflect that, subject to certain exceptions, the Sponsor and each Class B Holder have agreed not to transfer any of the 7,187,500 Class B ordinary shares purchased by the Sponsor in February 2021 until, in the context of the proposed Transactions, the earlier of (i) two years after the date of the Closing Date, (ii) the first date after the Closing Date when the volume-weighted average share price of Pubco Common Shares as displayed on Pubco’s page on Bloomberg (or any successor service) in respect of the period from 9:30 a.m. to 4:00 p.m., New York City time, on the applicable trading day equals or exceeds $15.00 per share (as adjusted for share splits, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-day trading period commencing at least 120 days after the Closing and (iii) the date after the Closing Date when Pubco consummates a liquidation, merger, share exchange or other similar transaction resulting in Pubco shareholders having the right to exchange shares of Pubco for other property.

Contemporaneously with the execution of Amendment No. 1, on May 13, 2024, the Supporting Company Stockholders entered into the Amended and Restated Stockholder Support Agreement, which supersedes the Original Transaction Support Agreement to add Pubco as a party to such agreement.

Liquidity and Capital Resources

As of March 31, 2024, we had approximately $166,000 in operating cash and a working capital deficit of approximately $1,714,000.

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

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the February 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of March 31, 2024 and December 31, 2023, there were $335,000 outstanding under Working Capital Loans. On July 19, 2023, the Company issued the July 2023 Note in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the July 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that liquidity conditions and mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern. We intend to complete an initial Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through March 31, 2024, our activity had been limited to searching, negotiating and completing an initial Business Combination. We will not generate any operating revenues until the closing of our initial Business Combination.

For the three months ended March 31, 2024, we had net income of approximately $1.0 million, which consisted of approximately $2.0 million in interest income from cash held in the Trust Account, partly offset by approximately $713,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party, approximately $229,000 in change in fair value of derivative warrant liabilities and interest expense – debt discount of approximately $87,000.

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

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial Business Combination and has agreed to the deferral of certain other legal expenses. As of March 31, 2024 and December 31, 2023, we recorded an aggregate of $174,000 for such deferred legal fees in the accompanying condensed consolidated balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a business combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed consolidated financial statements of operations. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. During the three months ended March 31, 2024 and 2023, the Company incurred approximately $1,000 and $11,000, respectively, of such expenses. Approximately $1,000 and $0 was payable and recorded as accounts payable in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. One of the more significant estimates are in connection with determining the fair value of the derivative warrant liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Amended and Restated Business Combination Agreement, dated as of February 14, 2024, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc., and TRTL III First Merger Sub Inc., OEE Merger Sub Inc. and TRTL Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on February 21, 2024).

3.1	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

10.1	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on February 21, 2024).

10.2	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 17, 2024).

10.3	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

TORTOISEECOFIN ACQUISITION CORP. III

Date: May 15, 2024	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Stephen Pang
	Name:	Stephen Pang
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)