Form 10-Q
period 2024-06-30
TortoiseEcofin Acquisition Corp. III
filed 2024-08-14
CIK 1847112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(239) 288-2275
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
of the Exchange Act). Yes ☒ No ☐
As of August 13, 2024, 15,519,813 Class A ordinary shares, par value $0.0001 per share, and
8,625,000
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TORTOISEECOFIN ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TORTOISEECOFIN ACQUISITION CORP. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$148,880	$469,134
Prepaid expenses	8,333	28,437

Total current assets	157,213	497,571
Cash held in Trust Account	170,164,951	183,277,939

Total Assets	$170,322,164	$183,775,510

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$454,659	$652,547
Accrued expenses	2,042,251	866,384

Total current liabilities	2,496,910	1,518,931
Promissory note – related party	335,000	335,000
Convertible promissory note	380,000	380,000
Loan and transfer agreement, net of debt discount	2,418,718	850,319
Due to related party	25,000	133,333
Deferred legal fees	173,667	173,667
Deferred underwriting commissions	7,245,000	7,245,000
Derivative warrant liabilities	2,444,215	1,383,136

Total Liabilities	15,518,510	12,019,386
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 15,519,813 and 17,264,702 shares issued and outstanding at approximately $10.96 and $10.61 at June 30, 2024 and December 31, 2023, respectively	170,064,951	183,177,939
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	863	863
Additional paid-in capital	—	173,461
Accumulated deficit	(15,262,160)	(11,596,139)

Total shareholders’ deficit	(15,261,297)	(11,421,815)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$170,322,164	$183,775,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$84,482	$660,586	$767,359	$989,309
Administrative expenses - related party	30,000	30,000	60,000	60,000

Loss from operations	(114,482)	(690,586)	(827,359)	(1,049,309)
Other income:
Change in fair value of derivative warrant liabilities	(832,372)	838,594	(1,061,079)	2,394,427
Interest expense - debt discount	(221,952)	—	(309,062)	—
Interest income from cash held in Trust Account	1,883,958	3,827,561	3,895,237	7,541,142

Total other income, net	829,634	4,666,155	2,525,096	9,935,569
Net income	$715,152	$3,975,569	$1,697,737	$8,886,260

Weighted average number of Class A ordinary shares - basic and diluted	16,114,226	34,500,000	16,689,464	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.09	$0.07	$0.21

Weighted average number of Class B ordinary shares - basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.09	$0.07	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	8,625,000	$863	$173,461	$(11,596,139)	$(11,421,815)
Fair value of transferred Class B ordinary shares (loan and transfer agreement)	—	—	—	—	38,307	—	38,307
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(211,768)	(2,058,482)	(2,270,250)
Net income	—	—	—	—	—	982,585	982,585

Balance - March 31, 2024 (unaudited)	—	$—	8,625,000	$863	$—	$(12,672,036)	$(12,671,173)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(235,356)	(3,305,276)	(3,540,632)
Fair value of transferred Class B ordinary shares (loan and transfer agreement)	—	—	—	—	235,356	—	235,356
Net income	—	—	—	—	—	715,152	715,152

Balance - June 30, 2024 (unaudited)	—	$—	8,625,000	$863	$—	$(15,262,160)	$(15,261,297)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(14,911,427)	$(14,910,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,713,581)	(3,713,581)
Net income	—	—	—	—	—	4,910,691	4,910,691

Balance - March 31, 2023 (unaudited)	—	—	8,625,000	863	—	(13,714,317)	(13,713,454)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,827,561)	(3,827,561)
Net income	—	—	—	—	—	3,975,569	3,975,569

Balance - June 30, 2023 (unaudited)	—	$—	8,625,000	$863	$—	$(13,566,309)	$(13,565,446)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISEECOFIN ACQUISITION CORP. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,697,737	$8,886,260
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,061,079	(2,394,427)
Interest expense - debt discount	309,062	—
Interest income from investments held in Trust Account	(3,895,237)	(7,541,142)
Changes in operating assets and liabilities:
Prepaid expenses	20,104	246,746
Accounts payable	(197,888)	391,254
Due to related party	(108,333)	—
Accrued expenses	1,175,867	33,440

Net cash used in operating activities	62,391	(377,869)

Cash Flows from Investing Activities:
Extension payment deposit in Trust Account	(1,915,645)	—
Cash withdrawn for redemptions	18,923,870	—

Net cash provided by investing activities	17,008,225	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	335,000
Proceeds from Loan and Transfer Agreement	1,533,000	—
Redemption of ordinary shares	(18,923,870)	—

Net cash (used in) provided by financing activities	(17,390,870)	335,000

Net change in cash	(320,254)	(42,869)
Cash - beginning of the period	469,134	78,997

Cash - end of the period	$148,880	$36,128

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
All activity for the period from February 3, 2021 (inception) through June 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a prospective acquisition for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on cash held in trust from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.
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
On October 19, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “First Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from October 22, 2023 on a monthly basis up to six times until April 22, 2024 (or such earlier date as determined by the board of directors of the Company (the “Board”)). The Sponsor agreed that it or its designee would deposit $258,970.53 per month into the Trust Account, for each calendar month (commencing on October 23, 2023 and on the 23rd day of each subsequent month) until April 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from October 22, 2023 to April 22, 2024.
On April 19, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) and filed an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis (each such monthly extension, if pursued, a
“Month-to-Month
Extension”) up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Sponsor agreed that it or its designee would deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024 (the “Combination Period”).
In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.85.

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
On December 10, 2023, the Company entered into Loan and Transfer Agreements (the “December 2023 Loan and Transfer Agreements”) with the Sponsor, One Energy and other parties (the “December 2023 Lenders”), pursuant to which the December 2023 Lenders agreed to loan an aggregate of $1.0 million to the Sponsor (the “December 2023 Loan”) and the Sponsor loaned such amount to the Company (the “December 2023 SPAC Loan”). Neither the December 2023 Loan nor the December 2023 SPAC Loan will accrue any interest. As of June 30, 2024 and December 31, 2023, $999,000 had been drawn and outstanding under the December 2023 Loan and Transfer Agreements.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the December 2023 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the December 2023 Lenders an additional one-time
cash payment in the aggregate amount of $499,500. In addition, in the event the Transactions with One Energy are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each December 2023 Lender will have a one-time
option to cause the combined publicly-listed company to repurchase up to 360,000 shares of Class A common stock, on an as-converted
basis, owned by such December 2023 Lender as a result of private purchases of One Energy’s shares prior to the closing of the Transactions (the “Closing”) at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.
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
On February 15, 2024, the Company entered into that certain Loan and Transfer Agreements (the “February 2024 Loan and Transfer Agreements”) with the Sponsor, One Energy and other parties (the “February 2024 Lenders”), pursuant to which the February 2024 Lenders agreed to loan an aggregate of $333,000 to the Sponsor (the “February 2024 Loan”) and the Sponsor loaned such amount to the Company (the “February 2024 SPAC Loan”). Neither the February 2024 Loan nor the February 2024 SPAC Loan will accrue any interest. As of June 30, 2024, $310,396 had been drawn and outstanding under the February 2024 SPAC Loan.
The Sponsor and the Company are jointly responsible for the payment of the principal amount of the February 2024 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the February 2024 Lenders an additional one-time cash payment
in the aggregate amount of $166,500. In addition, in the event the Transactions with One Energy are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, the February 2024 Lenders will have a one-time option to
cause Pubco (as defined below) to repurchase up to an aggregate of 120,000 shares of One Energy Class A common stock, on an as-converted basis, owned
by the February 2024 Lenders at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.
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
On April 17, 2024, the Company, the Sponsor, One Energy and four investors (collectively, the “April 17, 2024 Lenders”) entered into that certain Loan and Transfer Agreements (the “April 2024 Loan and Transfer Agreement”) pursuant to which the April 17, 2024 Lenders, collectively, agreed to loan an aggregate of $350,000 to the Sponsor (the “April 17, 2024 Loan”), which the Sponsor intended to loan to the Company (the “April 17, 2024 SPAC Loan”), in each case in connection with the Second Extension Meeting and the
Month-to-Month
Extension payments. Neither the April 17, 2024 Loan nor the April 17, 2024 SPAC Loan will accrue interest.
In connection with the Second Extension Meeting and the
Month-to-Month
Extension payments, including the Sponsor’s obligations in respect thereof, on April 25, 2024, the Company, the Sponsor, One Energy and a third-party investor (the “April 2024 Investor”) entered into a subscription agreement (the “April 2024 Subscription Agreement”). Pursuant to the April 2024 Subscription Agreement, the April 2024 Investor agreed to contribute $400,000 to the Sponsor as a capital contribution (the “April 2024 Capital Contribution”), which April 2024 Capital Contribution will generally be treated as part of the April 17, 2024 SPAC Loan, and was loaned by the Sponsor to the Company for working capital expenses and extensions as described above. In

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consideration of such April 2024 Capital Contribution, the Subscription Agreement contemplates that the Investor will receive, upon consummation, if any, of the proposed Transactions, 200,000 shares (the “April 2024 Subscription Shares”) of Pubco. The April 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the April 2024 Subscription Agreement. Under the terms of the April 2024 Subscription Agreement, following the Company’s repayment of the amount of the April 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the April 2024 Capital Contribution to the April 2024 Investor, within five business days of the Closing (the “Return of Capital”). In addition, within seven days of the Closing, Pubco will pay the Investor an additional one-time
cash payment in the aggregate amount of$200,000 (the “Cash Payment”).
In the event that the Company or the Sponsor defaults in its obligations regarding the Return of Capital or Cash Payment under the April 2024 Subscription Agreement for a period of 30 business days following written notice to Pubco, Pubco shall cause to be issued to the Investor 800,000 shares of One Energy common stock, with registration rights, within three business days after receipt of the written notice on default, subject to certain limits.
Furthermore, in the event the Transactions are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs prior to the Closing under the terms of the Certificate of Incorporation of One Energy, the April 2024 Investor will have a one-time
option to cause Pubco to repurchase up to 600,000 shares of common stock owned by the April 2024 Investor as a result of private purchases of One Energy’ Series A shares prior to the Closing of the Transactions, at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions.
If the Transactions are not completed, the April 2024 Subscription Agreement provides that One Energy will issue to the April 2024 Investor the number of shares of One Energy common stock equal to the principal amount of its April 2024 Capital Contribution at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, the April 2024 Investor will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by the Investor that are a direct result from the April 2024 Subscription Agreement for an amount equal to the product of (x) 1.05 and (y) the April 2024 Capital Contribution.
In connection with the Second Extension Meeting and the
Month-to-Month
Extension payments described above, including the Sponsor’s obligations in respect thereof, on June 6, 2024, the Company, the Sponsor and One Energy entered into subscription agreements (the “June 2024 Subscription Agreements”) with two third-party investors (the “June 2024 Investors”). Pursuant to the June 2024 Subscription Agreements, the June 2024 Investors agreed to contribute an aggregate of $100,000 to the Sponsor as a capital contribution (the “June 2024 Capital Contribution”), which June 2024 Capital Contribution will generally be treated as part of a loan made by the Sponsor to the Company and will be loaned by the Sponsor to the Company for working capital expenses and extensions, within two business days after the execution of the June 2024 Subscription Agreements. In consideration of such June 2024 Capital Contribution, the June 2024 Subscription Agreements contemplate that the June 2024 Investors will receive, upon consummation, if any, of the Transactions with One Energy, an aggregate of 50,000 shares (the “June 2024 Subscription Shares”) of TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company which, assuming consummation of the Transactions, will be the go-forward
public company (“Pubco”) after the Closing of the Transactions. The June 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the June 2024 Subscription Agreements. Under the terms of the June 2024 Subscription Agreements, following the Company’s repayment of the amount of the June 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the June 2024 Capital Contribution to the June 2024 Investors, within five business days of the Closing. In addition, within seven days of the Closing, Pubco will pay the June 2024 Investors an additional one-time
cash payment in the aggregate amount of $50,000.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern
As of June 30, 2024, the Company had approximately $148,880 in operating cash and a working capital deficit of approximately $2,340,000.
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
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment, the Private Placement and the Second Private Placement held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
4
). On February 1, 2023, the Company issued a nonconvertible, unsecured promissory note (the “February 2023 Note”) in the principal amount of $500,000 to TortoiseEcofin Borrower. The February 2023 Note is not convertible into equity securities, does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the February 2023 Note will not be repaid and all amounts owed under it will be forgiven. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of June 30, 2024 and December 31, 2023, the Company had $335,000 outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.
On July 19, 2023, the Company issued a promissory note (the “July 2023 Note”) in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into warrants that are identical to the Private Placement Warrants (the “Conversion Warrants”) at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the July 2023 Note. As of June 30, 2024, the Company had $380,000 outstanding under the July 2023 Note which is recorded as convertible note – related party on the accompanying condensed consolidated balance sheets. See Note 4.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on April 1, 2024.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. There has been no intercompany activity since inception.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.
Cash Held in Trust Account
On June 14, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to June 14, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed consolidated statements of operations. As of December 31, 2023 the estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, approximately $170.2 million and $183.3 million was held in the Trust Account, respectively.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering and the Over-Allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method and Monte Carlo simulation, respectively. Subsequent to the Public Warrants being separately listed and traded from the Units, the fair value of the Public Warrants was measured based on their listed market price, and the fair value of the Private Placement Warrants was estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the First Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders. As of June 30, 2024 and December 31, 2023, 15,519,813 and 17,264,702 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.
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
Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$465,824	$249,328	$3,180,455	$795,114	$1,119,294	$578,443	$7,109,008	$1,777,252
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,114,226	8,625,000	34,500,000	8,625,000	16,689,464	8,625,000	34,500,000	8,625,000

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.09	$0.09	$0.07	$0.07	$0.21	$0.21

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of June 30, 2024 and December 31, 2023, the Company had $335,000 outstanding under Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans.
On July 19, 2023, the Company issued the July 2023 Note in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the July 2023 Note. As of June 30, 2024 and December 31, 2023, the Company had $380,000 outstanding under the July 2023 Note which is recorded as convertible note – related party on the accompanying condensed consolidated balance sheets.
Due to Related Party
On July 31, 2023, the Board agreed to pay a quarterly salary of $25,000 to each independent director, and an additional $5,000 to the chair of the audit committee, for services rendered prior to or in connection with the completion of the Business Combination. Effective January 1, 2024, the Board agreed to terminate this arrangement. For the three and six months ended June 30, 2024 and 2023, the Company did not incur any expenses for services rendered by the independent directors. At June 30, 2024 and December 31, 2023, the Company had accrued approximately $25,000 and $133,333, respectively, in compensation expense to the independent directors which are included in due to related party on the accompanying condensed consolidated balance sheets.
Administrative Support Agreement
On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a Business Combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed financial statements of operations. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed financial statements of operations. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement. As of June 30, 2024 and December 31, 2023, the Company had $110,000 and $50,000 outstanding, respectively, under the Administrative Support Agreement which is recorded as accrued expenses on the accompanying condensed consolidated balance sheets.
In addition, the Sponsor, the Company’s executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. During the three and six months ended June 30, 2024, the Company incurred $0 of such expenses. During the three and six months ended June 30, 2023, the Company incurred approximately $10,000 and $21,000, respectively, of such expenses. There were no outstanding payables as of June 30, 2024 and December 31, 2023.

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
Deferred Legal Fees Associated with the Initial Public Offering and Certain Other Matters
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of a Business Combination and has agreed to the deferral of certain other legal expenses in connection with the Business Combination. As of June 30, 2024 and December 31, 2023, the Company recorded an aggregate of approximately $174,000 for such deferred legal fees in the accompanying condensed consolidated balance sheets.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Combination with One Energy
Amended and Restated Business Combination Agreement
On February 14, 2024, the Company entered into an Amended and Restated Business Combination Agreement (as amended, the “Business Combination Agreement”) with One Energy, Pubco, TRTL III First Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“TRTL Merger Sub”), OEE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with TRTL Merger Sub, the “Merger Subs”), which amends, restates and supersedes the Business Combination Agreement, dated August 14, 2023, entered into by the Company, One Energy, and TRTL III Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. It is proposed that, at the Closing of the Transactions, Pubco will change its name to “One Power Company.”
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
On April 19, 2024, the Company held the Second Extension Meeting at which shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Sponsor agreed that it or its designee would deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.
In connection with the Second Extension Meeting, to extend the date by which the Company must consummate an initial Business Combination from April 22, 2024, on a monthly basis, up to six times until October 22, 2024 (or such earlier date as determined by the Board), the Company entered into several agreements as further described herein.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, also in connection with the Second Extension Meeting and the
Month-to-Month
Extension payments, including the Sponsor’s obligations in respect thereof, on April 25, 2024, the Company, the Sponsor, One Energy and a third-party investor (the “April 2024 Investor”) entered into a subscription agreement (the “April 2024 Subscription Agreement”). Pursuant to the April 2024 Subscription Agreement, the April 2024 Investor agreed to contribute $400,000 to the Sponsor as a capital contribution (the “April 2024 Capital Contribution”), which April 2024 Capital Contribution will generally be treated as part of the April 17, 2024 SPAC Loan and was loaned by the Sponsor to the Company for working capital expenses and extensions as described above. In consideration of such April 2024 Capital Contribution, the Subscription Agreement contemplates that the Investor will receive, upon consummation, if any, of the proposed Transactions, 200,000 shares (the “April 2024 Subscription Shares”) of Pubco. The April 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the April 2024 Subscription Agreement. Under the terms of the April 2024 Subscription Agreement, following the Company’s repayment of the amount of the April 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the April 2024 Capital Contribution to the April 2024 Investor, within five business days of the Closing (the “Return of Capital”). In addition, within seven days of the Closing, Pubco will pay the Investor an additional one-time
cash payment in the aggregate amount of $200,000 (the “Cash Payment”).
In the event that the Company or the Sponsor defaults in its obligations regarding the Return of Capital or Cash Payment under the April 2024 Subscription Agreement for a period of 30 business days following written notice to Pubco, Pubco shall cause to be issued to the Investor 800,000 shares of One Energy common stock, with registration rights, within three business days after receipt of the written notice on default, subject to certain limits.
Furthermore, in the event the Transactions are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs prior to the Closing under the terms of the Certificate of Incorporation of One Energy, the April 2024 Investor will have a one-time
option to cause Pubco to repurchase up to 600,000 shares of common stock owned by the April 2024 Investor as a result of private purchases of One Energy’ Series A shares prior to the Closing of the Transactions, at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions.
If the Transactions are not completed, the April 2024 Subscription Agreement provides that One Energy will issue to the April 2024 Investor the number of shares of One Energy common stock equal to the principal amount of its April 2024 Capital Contribution at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, the April 2024 Investor will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by the Investor that are a direct result from the April 2024 Subscription Agreement for an amount equal to the product of (x) 1.05 and (y) the April 2024 Capital Contribution.
On May 13, 2024, the Company, One Energy, Pubco and the Merger Subs entered into the First Amendment to the Business Combination Agreement (“Amendment No. 1”), which reflects the following changes and adjustments relative to the terms set forth in the Business Combination Agreement: (i) a reduction in the number of Pubco Common Shares issuable to the Sponsor, if any, upon the Closing of the proposed Transactions (the “Sponsor Earnout Shares”) that will, for a period after the Closing, be subject to certain contingent forfeiture terms from
1,750,000
Pubco Common Shares to
500,000
Pubco Common Shares, (ii) the receipt of additional loans contributed to the Company by the Sponsor and (iii) the removal from the Business Combination Agreement of the condition to the Closing that the Company, at the Closing, have at least $
5,000,001
of net tangible assets.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The “Revised
Lock-Up
Terms” are the provisions in the Amended and Restated Sponsor Letter Agreement which reflect that, subject to certain exceptions, the Sponsor and each Class B Holder have agreed not to transfer any of the 7,187,500 Class B ordinary shares purchased by the Sponsor in February 2021 until, in the context of the proposed Transactions, the earlier of (i) two years after the Closing Date, (ii) the first date after the Closing Date when the volume-weighted average share price of Pubco Common Shares as displayed on Pubco’s page on Bloomberg (or any successor service) in respect of the period from 9:30 a.m. to 4:00 p.m., New York City time, on the applicable trading day equals or exceeds $15.00 per share (as adjusted for share splits, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-day
trading period commencing at least 120 days after the Closing and (iii) the date after the Closing Date when Pubco consummates a liquidation, merger, share exchange or other similar transaction resulting in Pubco shareholders having the right to exchange shares of Pubco for other property.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Sponsor Letter Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor letter agreement (as amended, the “Original Sponsor Letter Agreement”) with the Company and One Energy, pursuant to which the Sponsor and each of the Company shareholders party thereto agreed to (a) vote in favor of the Business Combination Agreement and the Transactions, (b) not transfer their shares of the Company during the period between the signing of the Business Combination Agreement and the Closing, (c) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to their shares of the Company, and (d) subject
1,750,000
of their shares of the Company to potential vesting and forfeiture based on a stock price based earnout over at two-year
period, with an early release if the TRTL VWAP exceeds $
12.00
per share over
20
out of any
30
consecutive trading days, during such
two-year
period after Closing.
Contemporaneously with the execution of Amendment No. 1, the Sponsor entered into an Amended and Restated Sponsor Letter Agreement, dated as of May 13, 2024 (the “Amended and Restated Sponsor Letter Agreement”) with Pubco, the Company, One Energy and certain holders of Class B ordinary shares of the Company (the “Class B Holders,” excluding qualified institutional buyers and institutional accredited investors who purchased Class B ordinary shares in connection with the Initial Public Offering), which amended, restated and replaced the Original Sponsor Letter Agreement. Pursuant to the Amended and Restated Sponsor Letter Agreement, (i) Pubco, which was not a party to the Original Sponsor Letter Agreement, became a party to the agreement and (ii) references to the Company’s Class A ordinary shares were replaced with references to Pubco Common Shares. Additionally, the Class B Holders agreed, together with the Company and Pubco, solely for the limited purposes of applicable provisions, that, effective as of the date of the Closing (the “Closing Date”), the original lock-up terms applicable to the Sponsor and each other relevant party under the terms of the letter agreement dated July 19, 2021, between the Company, the Sponsor and the other parties thereto entered into at the time of the Initial Public Offering would be extended to the Revised Lock-Up Terms (as defined above).
Amended and Restated Stockholder Support Agreement
In connection with the execution of the Business Combination Agreement, Jereme Kent, CAS Ohio LLC and RES Ohio LLC (collectively, the “Supporting Company Stockholders”) entered into a stockholder support agreement (the “Original Stockholder Support Agreement”), pursuant to which, among other things, each such Supporting Company Stockholder agreed to, (a) support and vote in favor of the Business Combination Agreement and the ancillary documents to which One Energy is or will be a party and the Transactions, (b) not transfer their One Energy shares during the interim period prior to the Closing, and (c) take, or cause to be taken, any actions necessary or advisable to cause certain agreements to be terminated effective as of the Closing.
Contemporaneously with the execution of Amendment No. 1, the Company entered into an Amended and Restated Stockholder Support Agreement, dated as of May 13, 2024 (the “Amended and Restated Stockholder Support Agreement”) with Pubco, and the Supporting Company Stockholders, which superseded the Original Stockholder Support Agreement. Pursuant to the Amended and Restated Support Agreement, Pubco, which was not a party to the Original Stockholder Support Agreement, became a party to the Amended and Restated Support Agreement.
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

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan and Transfer Agreements
On April 11, 2024, the Company entered into the April 2024 Loan and Transfer Agreements with Sponsor, One Energy One Energy and the April 11, 2024 Lenders, pursuant to which the April 11, 2024 Lenders agreed to loan an aggregate of $350,000 to the Sponsor and the Sponsor intends to loan such amount to the Company. Neither the April 11, 2024 Loan nor the April 11, 2024 SPAC Loan will accrue any interest.
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
On April 17, 2024, the Company, One Energy and the April 17, 2024 Lenders entered into the April 2024 Loan and Transfer Agreements pursuant to which the April 17, 2024 Lenders, collectively, agreed to loan an aggregate of $350,000 to the Sponsor, which the Sponsor intended to loan to the Company, in each case in connection with the Second Extension Meeting and the
Month-to-Month
Extension payments. Neither the April 17, 2024 Loan nor the April 17, 2024 SPAC Loan will accrue interest.
Pursuant to the terms of the April 2024 Loan and Transfer Agreements, each April 17, 2024 Lender is required to pay its respective portion of the April 17, 2024 Loan to the Sponsor by April 19, 2024, or such other date as the parties may agree in writing (the “April 17, 2024 Loan Closing Date”); the April 17, 2024 SPAC Loan will be paid by the Sponsor to the Company immediately following the April 17, 2024 Loan Closing Date. The Sponsor shall repay each Lender within five business days of the date of the Closing of the Company’s proposed Transactions with One Energy that is the subject of the Amended and Restated Business Combination Agreement between the Company and One Energy dated as of February 14, 2024. In addition, within five business days of the Closing, One Energy will pay the April 17, 2024 Lenders an additional one-time
cash payment in the aggregate amount of $175,000. As additional consideration for the April 17, 2024 Lenders providing the April 17, 2024 Loan, the Sponsor agreed to transfer to the April 17, 2024 Lenders an aggregate of 175,000 Class B ordinary shares of the Company upon the Closing and the April 17, 2024 Lenders are entitled to certain registration rights with respect to those shares.
If the Transactions are not completed, the April 17, 2024 Loan and Transfer Agreements provide that One Energy will issue to each April 17, 2024 Lender the number of shares of One Energy common stock equal to the principal amount of its April 17, 2024 Loan at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, each April 17, 2024 Lender will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by such April 17, 2024 Lender that are a direct result from the applicable April 2024 Loan and Transfer Agreement for an amount equal to the product of (x) 1.05 and (y) each April 17, 2024 Lender’s pro rata amount of the April 17, 2024 Loan.
Subscription Agreements
In connection with the Second Extension Meeting and the
Month-to-Month
Extension payments, including the Sponsor’s obligations in respect thereof, on April 25, 2024, the Company and the April 2024 Investor entered into the April 2024 Subscription Agreement. Pursuant to the April 2024 Subscription Agreement, the April 2024 Investor agreed to contribute $400,000 to the Sponsor as the April 2024 Capital Contribution, which April 2024 Capital Contribution will generally be treated as part of the April 17, 2024 SPAC Loan, and was loaned by the Sponsor to the Company for working capital expenses and extensions as described above. In consideration of such April 2024 Capital Contribution, the Subscription Agreement contemplates that the Investor will receive, upon consummation, if any, of the proposed Transactions, 200,000 April 2024 Subscription Shares of Pubco. The April 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the April 2024 Subscription Agreement. Under the terms of the April 2024 Subscription Agreement, following the Company’s repayment of the amount of the April 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the April 2024 Capital Contribution to the April 2024 Investor, within five business days of the Closing. In addition, within seven days of the Closing, Pubco will pay the Investor an additional one-time
Cash Payment in the aggregate amount of$200,000.
In the event that the Company or the Sponsor defaults in its obligations regarding the Return of Capital or Cash Payment under the April 2024 Subscription Agreement for a period of 30 business days following written notice to Pubco, Pubco shall cause to be issued to the Investor 800,000 shares of One Energy common stock, with registration rights, within three business days after receipt of the written notice on default, subject to certain limits.
Furthermore, in the event the Transactions are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs prior to the Closing under the terms of the Certificate of Incorporation of One Energy, the April 2024 Investor will have a one-time
option to cause Pubco to repurchase up to 600,000 shares of common stock owned by the April 2024 Investor as a result of private purchases of One Energy’ Series A shares prior to the Closing of the Transactions, at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Transactions are not completed, the April 2024 Subscription Agreement provides that One Energy will issue to the April 2024 Investor the number of shares of One Energy common stock equal to the principal amount of its April 2024 Capital Contribution at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, the April 2024 Investor will also have a one-time
option to cause One Energy to redeem all of the One Energy shares then-owned by the Investor that are a direct result from the April 2024 Subscription Agreement for an amount equal to the product of (x) 1.05 and (y) the April 2024 Capital Contribution.
In connection with the Second Extension Meeting and the
Month-to-Month
Extension payments described above, including the Sponsor’s obligations in respect thereof, on June 6, 2024, the Company, the Sponsor and One Energy entered into the June 2024 Subscription Agreements with two June 2024 Investors. Pursuant to the June 2024 Subscription Agreements, the June 2024 Investors agreed to contribute an aggregate of $100,000 to the Sponsor as the June 2024 Capital Contribution, which will generally be treated as part of a loan made by the Sponsor to the Company and will be loaned by the Sponsor to the Company for working capital expenses and extensions, within two business days after the execution of the June 2024 Subscription Agreements. In consideration of such June 2024 Capital Contribution, the June 2024 Subscription Agreements contemplate that the June 2024 Investors will receive, upon consummation, if any, of the Transactions with One Energy, an aggregate of 50,000 June 2024 Subscription Shares of TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company which, assuming consummation of the Transactions, will be Pubco after the Closing of the Transactions. The June 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the June 2024 Subscription Agreements. Under the terms of the June 2024 Subscription Agreements, following the Company’s repayment of the amount of the June 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the June 2024 Capital Contribution to the June 2024 Investors, within five business days of the Closing. In addition, within seven days of the Closing, Pubco will pay the June 2024 Investors an additional one-time
cash payment in the aggregate amount of $50,000. As of June 30, 2024, the Company had $310,396 outstanding under the June 2024 Subscription Agreements which is recorded as subscription agreements on the condensed consolidated balance sheets.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In connection with the First Extension Meeting, shareholders holding 17,235,298 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180.9 million (approximately $10.49 per share) was removed from the Trust Account to pay such holders. As of June 30, 2024 and December 31, 2023, there were
15,519,813
and
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
Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(14,662,500)
Class A ordinary shares issuance costs	(29,430,786)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	48,984,439

Class A ordinary shares subject to possible redemption, December 31, 2022	349,891,153
Less:
Redemptions	(180,870,897)
Plus:
Waiver of deferred underwriting fees	4,624,725
Increase in redemption value of Class A ordinary shares subject to possible redemption	9,532,958

Class A ordinary shares subject to possible redemption, December 31, 2023	183,177,939
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,270,250

Class A ordinary shares subject to possible redemption, March 31, 2024	$185,448,189
Less:
Redemptions	(18,923,870)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,540,632

Class A ordinary shares subject to possible redemption, June 30, 2024	$170,064,951

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 15,519,813 and 17,264,702 Class A ordinary shares issued and outstanding, subject to possible redemption, respectively, and therefore classified as temporary equity (see Note 6). In connection with the First Extension Meeting, shareholders holding 17,235,298 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. In February 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000, or approximately $0.003 per share. On February 18, 2021, the Company issued 1,437,500 Class B ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that holders of the Founder Shares would collectively own 20% of the Company’s issued and outstanding ordinary shares. The underwriters purchased the units subject to the over-allotment option in full on July 27, 2021; therefore, these 1,125,000 Class B ordinary shares were no longer subject to possible forfeiture. As a result, as of June 30, 2024 and December 31, 2023, there were 8,625,000 Class B ordinary shares outstanding and none subject to forfeiture.

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2024 and December 31, 2023, 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants were outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities as of June 30, 2024 and December 31, 2023, that are measured at fair value on a recurring basis, by level within the fair value hierarchy:
June 30, 2024

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,354,988	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$1,089,227	$—
December 31, 2023

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$766,763	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$616,373	$—

TORTOISEECOFIN ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 2 measurement to a Level 1 measurement due to volume activity as of June 30, 2024. There were no transfers recognized during the three and six months ended June 30, 2023.
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
For the three and six months ended June 30, 2024, the Company recognized a loss resulting from an increase in the fair value of the derivative warrant liabilities of approximately $832,000 and $1.1 million, respectively, presented as change in the fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized a gain resulting from a decrease in fair value of the derivative warrant liabilities of approximately $839,000 and $2.4 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
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
On July 22, 2024, the Company received a letter from the New York Stock Exchange (“NYSE”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s units, Class A ordinary shares and warrants (collectively, the “Securities”) pursuant to Sections 802.01B and 102.06e. of the NYSE’s Listed Company Manual because the Company failed to consummate a Business Combination within the shorter of (i) three years or (ii) the time period specified in the Company’s constitutive documents or by contract. Trading in the Securities on NYSE was suspended after market close on July 22, 2024. The Securities have been quoted on the OTC markets since July 23, 2024, under the ticker symbols “TRTUF” for units, “TRTLF” for Class A ordinary shares and “TRTWF” for warrants. On August 8, 2024, NYSE filed a notification of removal from listing and/or registration on Form 25 with the SEC. The Company will remain a reporting entity under the Exchange Act, ensuring continued disclosure of financial and operational information.
On July 25, 2024, the Company received a letter from One Energy purporting to unilaterally terminate the Business Combination Agreement. The Company has responded to One Energy’s letter disputing One Energy’s ability to terminate the contemplated Transactions under the terms of the Business Combination Agreement, which, in the Company’s view, remains in effect. The Company is exploring all of its legal options.

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

On April 19, 2024, the Company held the Second Extension Meeting at which shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Sponsor agreed that it or its designee would deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders.

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

Contemporaneously with the execution of Amendment No. 1, the Sponsor entered into the Amended and Restated Sponsor Letter Agreement with Pubco, the Company, One Energy and certain Class B Holders, which amends, restates and replaces the Original Sponsor Letter Agreement. Pursuant to the Amended and Restated Sponsor Letter Agreement, (i) Pubco, which was not a party to the Original Sponsor Letter Agreement, became a party to the agreement and (ii) references to the Company’s Class A ordinary shares were replaced with references to Pubco Common Shares. Additionally, the Class B Holders agreed, together with the Company and Pubco, solely for the limited purposes of applicable provisions, that, effective as of the Closing Date, the original lock-up terms applicable to the Sponsor and each other relevant party under the terms of the letter agreement dated July 19, 2021, between the Company, the Sponsor and the other parties thereto entered into at the time of the Initial Public Offering would be extended to the Revised Lock-Up Terms. The “Revised Lock-Up Terms” are the provisions in the Amended and Restated Sponsor Letter Agreement which reflect that, subject to certain exceptions, the Sponsor and each Class B Holder have agreed not to transfer any of the 7,187,500 Class B ordinary shares purchased by the Sponsor in February 2021 until, in the context of the proposed Transactions, the earlier of (i) two years after the Closing Date, (ii) the first date after the Closing Date when the volume-weighted average share price of Pubco Common Shares as displayed on Pubco’s page on Bloomberg (or any successor service) in respect of the period from 9:30 a.m. to 4:00 p.m., New York City time, on the applicable trading day equals or exceeds $15.00 per share (as adjusted for share splits, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-day trading period commencing at least 120 days after the Closing and (iii) the date after the Closing Date when Pubco consummates a liquidation, merger, share exchange or other similar transaction resulting in Pubco shareholders having the right to exchange shares of Pubco for other property.

Contemporaneously with the execution of Amendment No. 1, on May 13, 2024, the Supporting Company Stockholders entered into the Amended and Restated Stockholder Support Agreement, which supersedes the Original Transaction Support Agreement to add Pubco as a party to such agreement.

On July 25, 2024, the Company received a letter from One Energy purporting to unilaterally terminate the Business Combination Agreement. The Company has responded to One Energy’s letter disputing One Energy’s ability to terminate the contemplated Transactions under the terms of the Business Combination Agreement, which, in the Company’s view, remains in effect. The Company is exploring all of its legal options.

On December 10, 2023, the Company entered into the December 2023 Loan and Transfer Agreements with the Sponsor, One Energy and the December 2023 Lenders, pursuant to which the December 2023 Lenders agreed to loan an aggregate of $1.0 million to the Sponsor and the Sponsor loaned such amount to the Company. Neither the December 2023 Loan nor the December 2023 SPAC Loan will accrue any interest. As of June 30, 2024 and December 31, 2023, $999,000 had been drawn and outstanding under the December 2023 Loan and Transfer Agreements.

The Sponsor and the Company are jointly responsible for the payment of the principal amount of the December 2023 Loan within five business days of the completion of the Transactions with One Energy. In addition, within five business days of the completion of the Transactions with One Energy, One Energy will pay the December 2023 Lenders an additional one-time cash payment in the aggregate amount of $499,500. In addition, in the event the Transactions with One Energy are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs, each December 2023 Lender will have a one-time option to cause the combined publicly-listed company to repurchase up to 360,000 shares of Class A common stock, on an as-converted basis, owned by such December 2023 Lender as a result of private purchases of One Energy’s shares prior to the Closing of the Transactions at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions with One Energy.

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

On February 15, 2024, the Company entered into the February 2024 Loan and Transfer Agreements with the Sponsor, One Energy and the February 2024 Lenders, pursuant to which the February 2024 Lenders agreed to loan an aggregate of $333,000 to the Sponsor and the Sponsor loaned such amount to the Company. Neither the February 2024 Loan nor the February 2024 SPAC Loan will accrue any interest. As of June 30, 2024, $310,396 had been drawn and outstanding under the February 2024 SPAC Loan.

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

On April 17, 2024, the Company, the Sponsor, One Energy and the April 17, 2024 Lenders entered into the April 2024 Loan and Transfer Agreements pursuant to which the April 17, 2024 Lenders, collectively, agreed to loan an aggregate of $350,000 to the Sponsor, which the Sponsor intended to loan to the Company, in each case in connection with the Second Extension Meeting and the Month-to-Month Extension payments. Neither the April 17, 2024 Loan nor the April 17, 2024 SPAC Loan will accrue interest.

In connection with the Second Extension Meeting and the Month-to-Month Extension payments, including the Sponsor’s obligations in respect thereof, on April 25, 2024, the Company and the April 2024 Investor entered into the April 2024 Subscription Agreement. Pursuant to the April 2024 Subscription Agreement, the April 2024 Investor agreed to contribute $400,000 to the Sponsor as the April 2024 Capital Contribution, which April 2024 Capital Contribution will generally be treated as part of the April 17, 2024 SPAC Loan, and was loaned by the Sponsor to the Company for working capital expenses and extensions as described above. In consideration of such April 2024 Capital Contribution, the Subscription Agreement contemplates that the Investor will receive, upon consummation, if any, of the proposed Transactions, 200,000 April 2024 Subscription Shares of Pubco. The April 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the April 2024 Subscription Agreement. Under the terms of the April 2024 Subscription Agreement, following the Company’s repayment of the amount of the April 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the April 2024 Capital Contribution to the April 2024 Investor, within five business days of the Closing. In addition, within seven days of the Closing, Pubco will pay the Investor an additional one-time Cash Payment in the aggregate amount of$200,000.

In the event that the Company or the Sponsor defaults in its obligations regarding the Return of Capital or Cash Payment under the April 2024 Subscription Agreement for a period of 30 business days following written notice to Pubco, Pubco shall cause to be issued to the Investor 800,000 shares of One Energy common stock, with registration rights, within three business days after receipt of the written notice on default, subject to certain limits.

Furthermore, in the event the Transactions are completed and a mandatory trigger of One Energy’s Series A preferred stock occurs prior to the Closing under the terms of the Certificate of Incorporation of One Energy the Investor will have a one-time option to cause Pubco to repurchase up to 600,000 shares of common stock owned by the April 2024 Investor as a result of private purchases of One Energy’ Series A shares prior to the Closing of the Transactions, at $10.00 per share, which option is exercisable within the first thirty trading days following the completion of the Transactions.

If the Transactions are not completed, the April 2024 Subscription Agreement provides that One Energy will issue to the April 2024 Investor the number of shares of One Energy common stock equal to the principal amount of its April 2024 Capital Contribution at a price that values One Energy at its most recent private company equity valuation. If One Energy’s shares of common stock are not listed on a national securities exchange by December 31, 2026, the April 2024 Investor will also have a one-time option to cause One Energy to redeem all of the One Energy shares then-owned by the Investor that are a direct result from the April 2024 Subscription Agreement for an amount equal to the product of (x) 1.05 and (y) the April 2024 Capital Contribution.

In connection with the Second Extension Meeting and the Month-to-Month Extension payments described above, including the Sponsor’s obligations in respect thereof, on June 6, 2024, the Company, the Sponsor and One Energy entered into the June 2024 Subscription Agreements with two June 2024 Investors. Pursuant to the June 2024 Subscription Agreements, the June 2024 Investors agreed to contribute an aggregate of $100,000 to the Sponsor as the June 2024 Capital Contribution, which will generally be treated as part of a loan made by the Sponsor to the Company and will be loaned by the Sponsor to the Company for working capital expenses and extensions, within two business days after the execution of the June 2024 Subscription Agreements. In consideration of such June 2024 Capital Contribution, the June 2024 Subscription Agreements contemplate that the June 2024 Investors will receive, upon consummation, if any, of the Transactions with One Energy, an aggregate of 50,000 June 2024 Subscription Shares of TRTL Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company which, assuming consummation of the Transactions, will be Pubco after the Closing of the Transactions. The June 2024 Subscription Shares will be issued within two business days after the Closing and will have certain registration rights described in the June 2024 Subscription Agreements. Under the terms of the June 2024 Subscription Agreements, following the Company’s repayment of the amount of the June 2024 Capital Contribution to the Sponsor, the Sponsor, in turn, shall pay an amount equal to the June 2024 Capital Contribution to the June 2024 Investors, within five business days of the Closing. In addition, within seven days of the Closing, Pubco will pay the June 2024 Investors an additional one-time cash payment in the aggregate amount of $50,000. As of June 30, 2024, the Company had $310,396 outstanding under the June 2024 Subscription Agreements which is recorded as subscription agreements on the condensed consolidated balance sheets.

Liquidity and Capital Resources

As of June 30, 2024, we had approximately $148,880 in operating cash and a working capital deficit of approximately $2,340,000.

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

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds of $3.5 million from the consummation of the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance general working capital needs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). On February 1, 2023, we issued the February 2023 Note to TortoiseEcofin Borrower in the amount of $500,000 to finance our general working capital needs. On February 1, 2023, March 9, 2023 and May 9, 2023, the Company borrowed $100,000, $50,000 and $185,000, respectively, under the February 2023 Note. As of June 30, 2024 and December 31, 2023, there were $335,000 outstanding under Working Capital Loans. On July 19, 2023, the Company issued the July 2023 Note in the principal amount of up to $1,000,000 to HCGP. The July 2023 Note was issued in connection with advances HCGP may make in the future to the Company for working capital expenses. The July 2023 Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of HCGP, all or a portion of the unpaid principal amount of the July 2023 Note may be converted into Conversion Warrants at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the July 2023 Note. On August 7, 2023 and August 18, 2023, the Company borrowed $100,000 and $280,000, respectively, under the July 2023 Note.

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

Results of Operations

Our entire activity from February 3, 2021 (inception) through July 22, 2021 was in preparation for an Initial Public Offering, and since the completion of our Initial Public Offering through June 30, 2024, our activity had been limited to searching, negotiating and completing an initial Business Combination. We will not generate any operating revenues until the closing of our initial Business Combination.

For the three months ended June 30, 2024, we had net income of approximately $715,000, which consisted of approximately $1.9 million in interest income from cash held in the Trust Account, partly offset by approximately $84,000 of general and administrative expenses inclusive of $30,000 of administrative expenses with a related party, approximately $832,000 in change in fair value of derivative warrant liabilities and interest expense – debt discount of approximately $222,000.

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

For the six months ended June 30, 2024, we had net income of approximately $1.7 million, which consisted of approximately $3.9 million in interest income from cash held in the Trust Account, partly offset by approximately $1.0 million of general and administrative expenses inclusive of $60,000 of administrative expenses with a related party, approximately $1 million in change in fair value of derivative warrant liabilities and interest expense – debt discount of approximately $309,000.

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

Deferred Legal Fees Associated with Initial Public Offering and Certain Other Matters

We entered into an engagement letter to obtain legal advisory services in connection with our Initial Public Offering, pursuant to which our legal counsel agreed to defer half of their fees associated with the Initial Public Offering until the closing of our initial Business Combination and has agreed to the deferral of certain other legal expenses. As of June 30, 2024 and December 31, 2023, we recorded an aggregate of $174,000 for such deferred legal fees in the accompanying condensed consolidated balance sheets.

Administrative Support Agreement

On July 19, 2021, the Company entered into an administrative support agreement (the “Administrative Support Agreement”) with Tortoise Capital Advisors, L.L.C. (“Tortoise Capital Advisors”), pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of a business combination and the date of the Company’s liquidation, the Company agreed to pay Tortoise Capital Advisors $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed financial statements of operations. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, for such expenses, included as general and administrative expenses—related party on the accompanying unaudited condensed financial statements of operations. On July 19, 2023, HCGP assumed Tortoise Capital Advisors’ rights and obligations under the Administrative Support Agreement.

In addition, the Sponsor, the Company’s executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable business combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s executive officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. During the three and six months ended June 30, 2024, the Company incurred approximately $0 of such expenses. During the three and six months ended June 30, 2023, the Company incurred approximately $10,000 and $21,000, respectively, of such expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) Sales of Unregistered Securities – Not Applicable.
(b) Use of Proceeds—Not Applicable.
(c) Issuer Purchases of Securities
On April 19, 2024, the Company held the Second Extension Meeting at which shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from April 22, 2024 on a monthly basis up to six times until October 22, 2024 (or such earlier date as determined by the Board). The Sponsor agreed that it or its designee would deposit $310,396.26 per month into the Trust Account, for each calendar month (commencing on April 23, 2024 and on the 23rd day of each subsequent month) until October 22, 2024, or portion thereof, that is needed to complete an initial Business Combination. As a result, the date by which the Company must consummate its Business Combination was extended from April 22, 2024 to October 22, 2024. In connection with the Second Extension Meeting, shareholders holding 1,744,889 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $18.9 million (approximately $10.85 per share) was removed from the Trust Account to pay such holders
The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2024	1,744,889	$10.85	—	—
May 1 – May 31, 2024	—	—	—	—
June 1 – June 30, 2024	—	—	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule
16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
Additional Information
None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Amendment No. 1 to Business Combination Agreement, dated as of May 13, 2024, by and among TortoiseEcofin Acquisition Corp. III, One Energy Enterprises Inc., TRTL Holding Co., TRTL III Merger Sub Inc., and OEE Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on May 13, 2024).

3.1	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

10.1	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 17, 2024).

10.2	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on April 26, 2024).

10.4	Sponsor Letter Agreement, dated as of May 13, 2024, by and among TortoiseEcofin Acquisition Corp., One Energy Enterprises Inc., TortoiseEcofin Sponsor III LLC, TRTL Holding Co., and certain holders of Class B Ordinary Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on May 13, 2024).

10.5	Stockholder Support Agreement, dated as of May 13, 2024, by and among TortoiseEcofin Acquisition Corp., One Energy Enterprises Inc. TRTL Holding Corp., Jereme Kent, CAS Ohio LLC, and RES Ohio LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on May 13, 2024).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40633) filed with the SEC on June 12, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

TORTOISEECOFIN ACQUISITION CORP. III

Date: August 14, 2024	/s/ Vincent T. Cubbage
	Name:	Vincent T. Cubbage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/ Stephen Pang
	Name:	Stephen Pang
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)